Form 10-Q
period 2021-09-30
CHW Acquisition Corp
filed 2021-11-24
CIK 1842356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40764

CHW ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Manhattanville Road Suite 403 Purchase, NY 10577
(Address of principal executive offices and zip code)

(914) 603-5016
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Redeemable Warrant	CHWAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share, included as part of the Units	CHWA	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units, each exercisable for Ordinary Share for $11.50 per share	CHWAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 15, 2021, there were 15,687,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CHW ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period January 12, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and period January 12, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period January 12, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

CHW Acquisition Corporation

CONDENSED BALANCE SHEET (UNAUDITED)

September 30, 2021

ASSETS
CURRENT ASSETS
Cash	$897,818
Due from related party	68,591
Prepaid expenses and other current assets	287,500

Total current assets	1,253,909

OTHER ASSETS
Prepaid expense – non-current portion	263,542
Investments held in trust account	125,000,000

TOTAL ASSETS	$126,517,451

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$111,054
Promissory note – related party	43,000

Total current liabilities	154,054

LONG-TERM LIABILITIES
Deferred underwriting fee payable	4,375,000
Total long-term liabilities	4,375,000

Total liabilities	4,529,054

COMMITMENTS AND CONTINGENCIES
Ordinary shares subject to possible redemption, $0.0001 par value, 12,500,000 shares at redemption value of $10.00 per share.	125,000,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Ordinary Shares; $0.0001 par value; 110,000,000 shares authorized; 3,187,500 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption), as of September 30, 2021.	318
Additional paid-in capital	—
Accumulated deficit	(3,011,921)

Total shareholders’ equity (deficit)	(3,011,603)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$126,517,451

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW Acquisition Corporation

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		For the period
		January 12, 2021
	For the three months ended	(inception) through
	September 30,	September 30,
	2021	2021
OPERATING EXPENSES
General and administrative	$104,249	$120,121
Total operating expenses	104,249	120,121
NET LOSS	$(104,249)	$(120,121)

Weighted average shares outstanding of redeemable ordinary shares	3,983,516	1,388,889
Basic and diluted net income per share, redeemable ordinary shares	$(0.01)	$(0.03)

Weighted average shares outstanding of non-redeemable ordinary shares	3,170,467	3,165,278
Basic and diluted net income per share, non-redeemable ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW Acquisition Corporation

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the period January 12, 2021 (inception) through September 30, 2021

For the period January 12, 2021 (inception) through September 30, 2021 (unaudited)			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance, January 12, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary shares to Sponsor	3,162,500	316	24,684	—	25,000

Sale of private placement warrants	—	—	4,238,636	—	4,238,636

Issuance of representative shares	62,500	6	460,119	—	460,125

Accretion to Redeemable Ordinary shares to redemption value	—	—	(4,723,443)	(2,891,800)	(7,615,243)

Net loss	—	—	—	(120,121)	(120,121)

Forfeiture of founder shares	(37,500)	(4)	4	—	—

Balance, September 30,2021	3,187,500	$318	$—	$(3,011,921)	$(3,011,603)

For the period Three Months Ended September 30, 2021

			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance, July 1, 2021	3,162,500	$316	$24,684	$(15,872)	9,128

Sale of private warrants under fair value	—	—	4,238,636	—	4,238,636

Issuance of representative shares	62,500	6	460,119	—	460,125

Accretion to Redeemable Ordinary shares to redemption value	—	—	(4,723,443)	(2,891,800)	(7,615,243)

Forfeiture of founder shares	(37,500)	(4)	4	—	—

Net loss	—	—	—	(104,249)	(104,249)

Balance, September 30, 2021	3,187,500	$318	$—	$(3,011,921)	$(3,011,603)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW Acquisition Corporation

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the period
January 12, 2021
(inception) through
September 30,
2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(120,121)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Due from related party	(68,591)
Prepaid expenses and other assets-current and non current	(551,042)
Accounts payable	111,054
Net cash flows used in operating activities	(628,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(125,000,000)

Net cash flows used in investing activities	(125,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	4,238,636
Sale of Units, net of underwriting discounts paid of $2,187,500	122,812,500
Proceeds from issuance of ordinary shares to Sponsor	25,000
Payment of offering costs	(592,618)
Proceeds from note payable – related party	132,296
Repayment of note payable – related party	(89,296)
Net cash flows provided by financing activities	126,526,518

NET INCREASE (DECREASE) IN CASH	897,818

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$897,818

Supplemental disclosure of noncash activities:
Initial classification of Ordinary shares subject to redemption	$125,000,000
Deferred underwriting fee payable	$4,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW Acquisition Corporation

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

CHW Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity from January 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on August 30, 2021. On September 1, 2021, the Company consummated the Initial Public Offering of 11,000,000 units (the “Units”) with respect to the Ordinary shares (the “Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, CHW Acquisition Sponsor, LLC and underwriters generating gross proceeds of $4,000,000, which is described in Note 5.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. On September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units, at $10.00 per Unit, and the sale of an additional 238,686 Private Placement Warrants, at $1.00 per Private Placement Warrants, generating total gross proceeds of $15,238,636.

Offering costs for the Initial Public Offering and underwriters’ partial exercise of the over-allotment option amounted to $13,130,743, consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), $5,975,625 for the fair value of shares issued to the anchor investors and representative shares (see Note 4 and Note 7) and $592,618 of other costs. As described in Note 7, the $4,375,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on September 1, 2021, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by November 1, 2022, 15 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102 (b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Restatement of Prior Period Financial Statements

In further consideration of the guidance in ASC 480-10-S99 - Distinguishing Liabilities from. Equity, the Company concluded that amounts previously accounted for as permanent equity should have been treated as temporary equity on the Company’s balance sheet. Specifically, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. As the Company’s Class A ordinary shares have a feature whereby the shareholder can redeem the shares which is not in control of the Company, it was concluded that these Class A ordinary shares are subject to ASC 480-10-S99.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate certain items on the Company’s previously issued balance sheet dated as of July 20, 2020, the date that the Initial Public Offering closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on July 26, 2021. The restated classification and reported values of ordinary shares subject to redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Reported	Adjustment	As Restated
Balance Sheet
Ordinary shares subject to redemption	$117,092,620	$7,907,380	$125,000,000
Ordinary shares, $0.0001 par value	397	(85)	312
Additional paid-in-capital	5,015,501	(5,015,501)	—
Retained earnings	(15,897)	(2,891,794)	(2,907,691)
Total liabilities and shareholders’ equity	$122,092,621	$—	$122,092,621

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has access to funds from the closing of Initial Public Offering that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of a Business Combination and one year from the date of the issuance of these financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.”. Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary shares (including Ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 12,500,000 shares of Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Fair value of Public Warrants at issuance	(16,548,464)
Redeemable shares issuance costs	(6,187,584)
Plus:
Accretion of carrying value to redemption value	22,736,048
Class A ordinary shares subject to possible redemption	$125,000,000

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 9, the Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 15,625,000 Ordinary Shares at $11.50 per share were issued on September 1, 2021. At September 30, 2021, no warrants have been exercised. The 15,625,000 potential Ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. Specifically, the warrants have traded below $16.50 per shares since they were issued through September 30, 2021. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

			For the period January 12,
	For the three months ended		2021 (inception) through
	September 30,		September 30,
	2021		2021
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$(58,048)	$(46,201)	$(36,633)	$(83,488)

Denominator:
Weighted average shares outstanding	3,983,516	3,170,467	1,388,889	3,165,278

Basic and dilution net income per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of September 30, 2021.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,000,000 units at a price of $10.00 per Unit for aggregate purchase price of $110,000,000. Each Unit consists of one Ordinary shares (such shares of Ordinary shares included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8).

Thirteen qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”), have each purchased units in the Initial Public Offering at varying amounts not exceeding 9.9% of the units subject to the Initial Public Offering. Upon each anchor investor purchasing the full amount of Units it had expressed an interest in, the anchor investors collectively own approximately 11% of the outstanding shares following the Initial Public Offering, which includes the Founder Shares purchased by the anchor investors, and the Sponsor owns approximately 19% of the outstanding shares following the Initial Public Offering (see Note 6).

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. On September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units to the public, at $10.00 per Unit for an aggregate purchase price of $15,000,000.

Note 5 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor and underwriter purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $4,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. On September 1, 2021, the Company consummated the sale of an additional 238,686 Private Placement Warrants, at $1.00 per Private Placement Warrant for an aggregate purchase price of $238,686.

Note 6 — Related Party Transactions

Founder Shares

On January 18, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 2,875,000 ordinary shares (the “Founder Shares”). On August 30, 2021, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 412,500 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. As such, on September 1, 2021, the Sponsor forfeited 37,500 ordinary shares for no consideration.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Ordinary shares equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Ordinary shares for cash, securities or other property.

In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering the Sponsor sold 60,000 Founder Shares (or 30,000 Founder Shares, as applicable) to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price; provided, however, that in the event that an anchor investor sells any of Units or Ordinary Shares purchased in the Initial Public Offering within 30 days following the closing of the Initial Public Offering, the number of Founder Shares transferred to such anchor investor would be reduced to 50,000 Founder Shares (or 25,000 Founder Shares, as applicable). The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the Anchor Investors to be $5,515,500, or $7.362 per share. The excess of the fair value of the Founder Shares over the purchase price of $6,750 was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB)Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs.

Promissory Note — Related Party

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of September 30, 2021, there was $43,000 outstanding under the Promissory Note. The Promissory Note will be repaid from the funds deposited into the operating account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Due from related party

As of September 30, 2021, the Sponsor held $68,591 from the closing of the Initial Public Offering that will be deposited as soon as practical from the Company’s operating account.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, $10,000 has been paid under this arrangement.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Ordinary shares) pursuant to a registration rights agreement dated September 1, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. On September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units, at $10.00 per Unit.

The underwriters were paid a cash underwriting discount of $0.175 per unit, or $2,187,500 in the aggregate at the closing of the Initial Public Offering (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $4,375,000 in the aggregate from the closing of the Initial Public Offering ((which includes amounts related to the partial exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

In September 2021, the Company issued to the designees of the underwriter 62,500 ordinary shares (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $7.362 per share ($460,125 in the aggregate) based upon the price of the Founder Shares issued to the anchor investors (see Note 6). The holders of the Representative Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, associated persons or affiliates.

Note 8 - Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Ordinary shares - The Company is authorized to issue 110,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 3,187,500 shares of Ordinary shares outstanding (excluding 12,500,000 shares subject to redemption) and after giving affect to the forfeiture of 37,500 Ordinary shares since the underwriters’ did not exercise of the over-allotment option.

Note 9 - Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Public Shares equals or exceeds $16.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger, or consolidation. However, except as described below, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Note 10 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2021, assets held in the Trust Account were comprised of $125,000,000 in U.S. Treasury Securities mutual funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust Account	1	$125,000,000	—	—

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CHW Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CHW Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement filed with the “SEC”. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 12, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity through September 30, 2021 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $104,249, which consisted of operating expenses of $104,249.

For the period January 12, 2021 (inception) through September 30, 2021, we had a net loss of $120,121, which consisted of operating expenses of $120,121.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Founder Shares by our Sponsor and loans from our Sponsor.

On September 1, 2021, we consummated our Initial Public Offering of 12,500,000 Units, which includes 1,500,000 Units from the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, we consummated the private placement of an aggregate of 4,238,636 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,238,636. Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $125,000,000 was placed in the Trust Account. We incurred $13,130,743 of transaction costs consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable, $5,975,625 for the fair value of shares issued to the anchor investors and representative shares, and $592,618 of other costs. in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the period January 12, 2021 (inception) through September 30, 2021, net cash used in operating activities was $628,700. Net loss of $120,121 was impacted by an increase in due from related party of $68,591, an increase in prepaid expenses and other assets of $551,042 and an increase in accounts payable of $111,054.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $897,818 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Related Party Transactions

Founder Shares

On January 18, 2021, the Sponsor paid $25,000 for 2,875,000 shares of Ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 412,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. On September 1, 2021, the underwriters partially exercised the over-allotment option and 37,500 Founder Shares were forfeited for no consideration by the Sponsor.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Ordinary shares equals or exceeds $12.50/share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering and underwriters’ partial exercise of their over-allotment option, the Sponsor purchased 4,238,686 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,238,686. Each Private Placement Warrant is exercisable to purchase one share Ordinary shares at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Related Party Loans

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of September 30, 2021, there was $43,000 outstanding under the Promissory Note. The Promissory Note will be repaid from the funds deposited into the operating account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, there were no Working Capital Loans outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, we incurred and paid $10,000 in fees for these services.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Ordinary shares) pursuant to a registration rights agreement dated September 1, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriting Fees

The underwriter was paid a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, or $2,187,500. The underwriter is entitled to a deferred fee of $0.35 per unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net loss per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on June 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration and shareholder rights agreement entered into on September 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any shares of Ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. We will bear the expenses incurred in connection with the filing of any such registration statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The registration statement for the Company’s Initial Public Offering was declared effective on August 30, 2021. On September 1, 2021, the Company consummated the Initial Public Offering of 11,000,000 units (the “Units”) with respect to the Ordinary shares (the “Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, CHW Acquisition Sponsor, LLC and underwriters generating gross proceeds of $4,000,000.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 1, 2021. On September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units, at $10.00 per Unit, and the sale of an additional 238,686 Private Placement Warrants, at $1.00 per Private Placement Warrants, generating total gross proceeds of $15,238,636.

Offering costs for the Initial Public Offering and underwriters’ partial exercise of the over-allotment option amounted to $13,130,743, consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), $5,975,625 for the fair value of shares issued to the anchor investors and representative shares  and $592,618 of other costs. The $4,375,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 20, 2022, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on September 1, 2021, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

We paid a total of $2,187,500 underwriting discounts and commissions and $8,755,743 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $4,375,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHW ACQUISITION CORPORATION

Date: November 23, 2021	By:	/s/ Jonah Raskas
Jonah Raskas
Co-Chief Executive Officer
(Principal Executive Officer)

CHW ACQUISITION CORPORATION

Date: November 23, 2021	By:	/s/ Steve Katchur
Steve Katchur
Chief Financial Officer
(Principal Financial and Accounting Officer)