Form 10-K
period 2021-12-31
CHW Acquisition Corp
filed 2022-03-09
CIK 1842356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40764

CHW ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Manhattanville Road, Suite 403 Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 603-5016

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Redeemable Warrant	CHWAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share, included as part of the Units	CHWA	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units, each exercisable for Ordinary Share for $11.50 per share	CHWAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 8, 2022, there were 15,687,500 shares of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report (this “Annual Report”) on Form 10-K, references to:

●	“we,” “us,” “our,” “Company,” “our company” or “CHW” are to CHW Acquisition Corporation, a Cayman Islands exempted company;
●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;
●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased units in our initial public offering and purchased from our Sponsor founder shares at their original purchase price of approximately $0.009 per share, subject to each anchor investor purchasing 100% of the units allocated to it;
●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“directors” are to our current directors;
●	“founder shares” are to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering;
●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on August 30, 2021;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to our ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“sponsor” or “Sponsor” are to CHW Acquisition Sponsor LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants;
●	“Wag!” are to Wag Labs, Inc., a Delaware corporation; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including, without limitation, those relating to the Business Combination (as defined below). In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example and without limitation, statements about: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement; (2) the outcome of any legal proceedings that may be instituted against CHW, Wag!, the combined company or others following the announcement of the Business Combination; (3) the inability to complete the Business Combination due to the failure to obtain approval of the shareholders of CHW or to satisfy other conditions to closing, including the satisfaction of the minimum trust account amount following any redemptions; (4) changes to the proposed structure of the Business Combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the Business Combination; (5) the ability to meet stock exchange listing standards at or following the consummation of the Business Combination; (6) the risk that the Business Combination disrupts current plans and operations of Wag! as a result of the announcement and consummation of the Business Combination; (7) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; (8) costs related to the Business Combination; (9) changes in applicable laws or regulations; (10) the possibility that Wag! or the combined company may be adversely affected by other economic, business, and/or competitive factors; (11) the limited operating history of Wag!; (12) the Wag! business is subject to significant governmental regulation; (13) the Wag! business may not successfully expand into other markets; and (14) other risks and uncertainties set forth in the sections entitled “Risk Factors” herein and which will be set forth in a Registration Statement on Form S-4 to be filed by CHW with the SEC in connection with the Business Combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an initial business combination with a company in any sector, we intend to focus our search on the consumer sector and consumer-related businesses, which complements the expertise of our officers, directors, and advisors. Our sponsor is CHW Acquisition Sponsor LLC, a Delaware limited liability company.

Company History

In January 2021, our sponsor purchased an aggregate of 3,162,500 ordinary shares (our “founder shares”) (after giving effect to a 1.1-for 1 share split we effected on August 30, 2021) for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering.

On September 1, 2021, we consummated our initial public offering of 12,500,000 units (the “units”), including 1,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one ordinary share, and one redeemable warrant of the Company (each, a “warrant”), with each warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $125,000,000.

Simultaneously with the closing of our initial public offering, we completed the private placement sale of 4,238,636 Warrants (the “private placement warrants”) to the Sponsor, generating total proceeds of $4,238,636. The private placement warrants are identical to the warrants sold in our initial public offering except as otherwise disclosed in our registration statement on Form S-1 (File Nos. 333-254422 and 333-259182). No underwriting discounts or commissions were paid with respect to the sale of the private placement warrants. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Thirteen qualified institutional buyers or institutional accredited investors which are not affiliated with CHW, the Sponsor, our directors, or any member of our management (the “anchor investors”), each purchased units in the IPO at varying amounts not exceeding 9.9% of the units subject to the IPO. In conjunction with each anchor investor purchasing 100% of the units allocated to it, in connection with the closing of the IPO the Sponsor sold 750,000 founder shares in the aggregate to the anchor investors at their original purchase price.

Furthermore, simultaneously with the closing of our initial public offering, we completed the private placement sale of 62,500 ordinary shares (the “Representative Shares”) to Chardan Capital Markets, LLC for nominal consideration. We issued the Representative Shares pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $125,000,000 comprised of the proceeds from our initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Wilmington Trust, National Association (“Wilmington”) acting as trustee.

Commencing September 24, 2021, holders of the 12,500,000 units sold in the initial public offering may elect to separately trade the ordinary shares and the warrants included in the units. Those units not separated continued to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CHWAU” and the ordinary shares and warrants that were separated trade under the symbols “CHWA” and “CHWAW,” respectively.

Proposed Wag! Business Combination

Overview

On February 2, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with CHW Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of CHW (“Merger Sub”), and Wag!, pursuant to which, and subject to the terms and conditions contained therein, the business combination of CHW, Merger Sub and Wag! (the “Business Combination”) will be effected. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Business Combination, are summarized below. The combined company’s business will continue to operate through Wag!. Unless otherwise defined herein, the capitalized terms used below are defined in the Business Combination Agreement.

The Business Combination will be effected in two steps: (i) on the Domestication Closing Date, CHW will domesticate as a Delaware corporation (the “Domestication” and following the Domestication, CHW is referred to herein as “New Wag!”); and (ii) on the Acquisition Closing Date, Merger Sub will merge with and into Wag!, with Wag! surviving the merger as a wholly owned subsidiary of New Wag! (the “Acquisition Merger”).

Concurrently with the Domestication, CHW will adopt and file a certificate of incorporation with the Secretary of State of the State of Delaware, pursuant to which CHW will change its name to Wag! Group Co., and adopt bylaws. At least one business day, but no more than two business days, after the Domestication, and no later than three business days following the satisfaction or waiver of the conditions set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at the Acquisition Closing, but subject to the satisfaction or waiver of those conditions at such time), the Acquisition Merger will be consummated by the filing of a certificate of merger with the Secretary of State of the State of Delaware.

Conversion of Securities

Upon the Domestication Closing, by virtue of the Domestication and without any action on the part of CHW, Merger Sub, Wag!, or the holders of any of CHW’s or Wag!’s securities:

●	each then-outstanding CHW ordinary will be canceled and converted into one share of New Wag! common stock;
●	each then-outstanding CHW warrant will be assumed and converted automatically into a New Wag! warrant; and
●	each then-outstanding CHW unit will be canceled and converted into one unit of New Wag!, representing one share of New Wag! common stock and one New Wag! warrant.

On the Acquisition Closing Date and immediately prior to the Acquisition Merger Effective Time, each then-outstanding share of Wag! preferred stock (excluding Series P Preferred Stock of Wag!) will convert automatically into a number of shares of Wag! common stock at the then-effective conversion rate in accordance with the terms of the existing Wag! charter. Each share of Wag! preferred stock (excluding Series P Preferred Stock of Wag!) is expected to convert in connection with the Conversion on a one-for-one basis into a share of Wag! common stock.

At the Acquisition Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of New Wag!, Merger Sub, Wag!, or the holders of the following securities:

●	each then-outstanding share of Wag! common stock (including shares of Wag! common stock resulting from the Conversion) will be canceled and converted into (a) the right to receive a number of shares of New Wag! common stock equal to the Exchange Ratio and (b) the contingent right to receive Earnout Shares as additional consideration;
●	all shares of Wag! common stock and Wag! preferred stock held in the treasury of Wag! will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto;
●	each then-outstanding share of Series P Preferred Stock of Wag! shall be canceled and converted into the right to receive a number of shares of New Wag! common stock equal to the Series P Exchange Ratio;

●	each then-outstanding share of Merger Sub Common Stock will be converted into and exchanged for one validly issued, fully paid, and nonassessable share of New Wag! common stock;
●	New Wag! will issue a number of shares of New Wag! common stock that is less than or equal to 300,000 shares of New Wag! to the persons and in the amounts determined in accordance with the Business Combination Agreement (the “Wag! Community Shares”);
●	each then-outstanding and unexercised warrant to purchase shares of Wag! common stock (each, a “Wag! Warrant”) will automatically be assumed and converted into a warrant to purchase a number of shares of New Wag! common stock equal to the product of (x) the number of shares of Wag! common stock subject to such Wag! warrant and (y) the Exchange Ratio, at an exercise price per share of New Wag! common stock equal to (i) the exercise price per share of such Wag! Warrant divided by (ii) the Exchange Ratio;
●	each then-outstanding and unexercised options to purchase shares of Wag! common stock (each, a “Wag! Option”), whether or not vested, will be assumed and converted into (a) an option to purchase a number of shares of New Wag! common stock equal to the product of (x) the number of shares of Wag! common stock subject to such Wag! Option and (y) the Exchange Ratio, at an exercise price per share of New Wag! common stock equal to (i) the exercise price per share of such Wag! Option immediately prior to the Acquisition Merger Effective Time divided by (ii) the Exchange Ratio (which option will remain subject to the same vesting terms as such Wag! Option) and (b) the contingent right to receive Earnout Shares as additional consideration; and
●	each then-outstanding restricted stock unit award covering shares of Wag! common stock (each, a “Wag! RSU Award”), will be assumed and converted into (a) an award covering a number of shares of New Wag! common stock (rounded down to the nearest whole number) equal to the product of (x) the number of shares of Wag! common stock subject to such award immediately prior to the Acquisition Merger Effective Time and (y) the Exchange Ratio (which award will remain subject to the same vesting and repurchase terms as such Wag! RSU Award) and (b) the contingent right to receive Earnout Shares as additional consideration.

The “Exchange Ratio” means the following ratio (rounded to ten decimal places): (i) the Company Merger Shares divided by (ii) the Company Outstanding Shares.

The consummation of the proposed Wag! Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW and certain stockholders of Wag!! (the “Key Wag! Stockholders”) entered into a Lock-Up Agreement (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, approximately 70% of the aggregate issued and outstanding securities of New Wag! will be subject to the restrictions described below from the Acquisition Closing until the termination of applicable lock-up periods.

At the closing of the Business Combination, New Wag!, the Sponsor, certain other shareholders of CHW and certain stockholders of Wag will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, New Wag! will agree that, within 30 calendar days after the consummation of the Business Combination, it will file with the SEC a registration statement registering the resale of certain securities held by or issuable to the other parties thereto (the “Resale Registration Statement”), and New Wag! will use its commercially reasonable efforts to have such Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, certain holders can demand up to three underwritten offerings, and certain holders will be entitled to piggyback registration rights.

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into Subscription Agreements (the “Subscription Agreements”) with qualified institutional buyers (the “PIPE and Backstop Investors”), pursuant to which, among other things, the PIPE and Backstop Investors agreed to purchase an aggregate of 500,000 shares of common stock of CHW following the Domestication and immediately prior to the Acquisition Merger at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $5,000,000 million; provided, however, if the PIPE and Backstop Investors acquire shares of common stock of CHW in the open market between the date of the Subscription Agreements and the close of business on the third trading day prior to the special meeting of CHW’s shareholders called in connection with the Business Combination, then the required purchase amount shall be reduced on a share-for-share basis by the number of shares of common stock of CHW so acquired in the open market (the “PIPE and Backstop Investment”).

In connection with the execution of the Business Combination Agreement, on February 2, 2022, the Sponsor, Mark Grundman and Jonah Raskas (collectively, the “CHW Founder Shareholders”) entered into that certain letter agreement (the “CHW Founders Stock Letter”) with CHW and Wag!, pursuant to which, among other things, CHW, Wag!, and the CHW Founder Shareholders agreed, with respect to 360,750 Founder Shares (as defined below) (the “Forfeiture Shares”), during the period commencing on the date of the Business Combination Agreement and ending on the earlier of (A) the date that is three years after the Acquisition Closing, (B) the date on which the Forfeiture Shares are no longer subject to forfeiture, (C) subsequent to the Acquisition Closing, the consummation of a liquidation, merger, share exchange or other similar transaction that results in all of the New Wag! stockholders having the right to exchange their shares for cash, securities or other property, and (D) the valid termination of the Business Combination Agreement, the Sponsor will not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations of the SEC promulgated thereunder with respect to, any Forfeiture Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Forfeiture Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clauses (i) or (ii), subject to certain exceptions.

Wag! has delivered to CHW the Stockholder Support Agreement, dated February 2, 2022 (the “Stockholder Support Agreement”), pursuant to which, among other things, the Key Wag! Stockholders, whose ownership interests collectively represent the outstanding Wag! common stock and Wag! preferred stock (voting on an as-converted basis) sufficient to approve the Business Combination on behalf of Wag!, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute and deliver the requisite consent of Wag!’s stockholders holding shares of Wag! common stock and Wag! preferred stock sufficient under the Delaware General Corporation Law and Wag!’s certificate of incorporation and bylaws to approve the Business Combination Agreement and the Business Combination, in the form of a written consent executed by the Key Wag! Stockholders, within 48 hours of the Registration Statement on Form S-4 filed with the SEC in connection with the Business Combination becoming effective. The Stockholder Support Agreement will terminate upon the earliest to occur of (a) the Acquisition Merger Effective Time, (b) the date of the termination of the Business Combination Agreement, and (c) the effective date of a written agreement of CHW, Wag!, and the Wag! stockholders party thereto terminating the Stockholder Support Agreement (the “Expiration Time”). The Key Wag! Stockholders also agreed, until the Expiration Time, to certain transfer restrictions (excluding the Conversion).

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into a definitive commitment letter (the “Commitment Letter”) with Blue Torch Capital LP (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to fund a $30 million senior secured term loan credit facility (the “Credit Facility”). The closing and funding of the Credit Facility will occur in connection with the closing of the transactions contemplated by the Business Combination Agreement, subject to the satisfaction or waiver of the conditions to funding set forth in the Commitment Letter. Upon closing, Wag! will be the primary borrower under the Credit Facility, New Wag! will be a parent guarantor and substantially all of Wag!’s existing and future subsidiaries will be subsidiary guarantors (subject to certain customary exceptions). The Credit Facility will be secured by a first priority security interest in substantially all assets of Wag! and the guarantors (subject to certain customary exceptions).

The foregoing description of the Business Combination Agreement, Lock-Up Agreement, Amended and Restated Registration Rights Agreement, PIPE and Backstop Subscription Agreements, CHW Founders Stock Letter, Stockholder Support Agreement and Commitment Letter do not purport to be complete and are qualified in its entirety by the reference to the full text of such documents, copies of which are attached as Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 to our Current Report on Form 8-K filed with the SEC on February 3, 2022, and are incorporated herein by reference.

The Business Combination Agreement, Lock-Up Agreement, Amended and Restated Registration Rights Agreement, Subscription Agreement, CHW Founders Stock Letter, Stockholder Support Agreement and Commitment Letter (the “Included Agreements”) have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about CHW, Wag! or their affiliates. The representations, warranties, covenants and agreements contained in each Included Agreement and the other documents related thereto were made only for purposes of such Included Agreement as of the specific dates therein, were solely for the benefit of the parties to such Included Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Included Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Included Agreements and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Included Agreements, as applicable, which subsequent information may or may not be fully reflected in the our public disclosures.

For more information about the Business Combination Agreement and the proposed Wag! Business Combination, see our Current Report on Form 8-K filed with the SEC on February 3, 2022 and the Wag! Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Wag! Business Combination and does not contain the risks associated with the proposed Wag! Business Combination. Such risks and effects relating to the proposed Wag! Business Combination will be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Wag!

Additional Disclosures

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

Our executive offices are located at 2 Manhattanville Road, Suite 403, Purchase, NY 10577, and our telephone number is (914) 603-5016.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our redeemable ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Conflicts of Interest

Certain of our officers and directors presently have, and in the future any of our officers and directors may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors would materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Human Capital Management

We currently have four executive officers and we do not intend to have any full time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Wag! business combination and, if the proposed Wag! business combination is not consummated, whether a different target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and
●	we have had to restate our previously issued financial statements and in connection with such process, identified a material weakness in our internal control over financial reporting. Although this material weakness has been remediated, we cannot provide assurances that additional material weaknesses, or significant deficiencies, will not occur in the future.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated August 30, 2021. See also the Risk Factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Wag!

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2 Manhattanville Road, Suite 403, Purchase, NY 10577 and our telephone number is (914) 603-5016. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, ordinary shares and warrants are each traded on the NASDAQ Capital Market under the symbols “CHWAU,” “CHWA” and “CHWAW,” respectively. Our units commenced public trading on August 30, 2021, and our ordinary shares and warrants commenced public trading separately on September 24, 2021.

(b)	Holders

On March 9, 2022, there was 1 holder of record of our units, 24 holders of record of our ordinary shares and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

On September 1, 2021, simultaneously with the closing of the initial public offering, and in accordance with the Private Placement Warrants Purchase Agreement, the Company completed the private placement sale of 4,238,636 warrants (the “private placement warrants”) to the Sponsor, generating total proceeds of $4,238,636. The private placement warrants are identical to the warrants sold in the initial public offering, except as otherwise disclosed in the registration statement on Form S-1 (File Nos. 333-254422 and 333-259182). No underwriting discounts or commissions were paid with respect to the sale of the private placement warrants. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 1, 2021, simultaneously with the closing of the initial public offering, and in accordance with the Underwriting Agreement, the Company completed the private placement sale of 62,500 ordinary shares (the “representative shares”) to Chardan for nominal consideration. The Company issued the representative shares pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On September 1, 2021, we consummated our initial public offering of 12,500,000 units, including 1,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $125,000,000.

A total of $125,000,000 of the proceeds from the initial public offering (which amount includes $4,375,000 of the underwriters’ deferred discount) and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Wilmington, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6. [RESERVED.]

[Reserved.]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO (“IPO”) and the sale of the private warrants that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search and initiation of a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period January 12,2021 (inception) to December 31, 2021, we had a net loss of $829,563, which primarily consists of operating expenses of $832,564, partially offset by Income on investments held in Trust Account of $3,001.

Liquidity and Going Concern

On September 1, 2021, we consummated our IPO of 12,500,000 Units, which includes 1,500,000 Units from the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the IPO and the underwriters’ partial exercise of their over-allotment option, we consummated the private placement of an aggregate of 4,238,636 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,238,636. Following our IPO and the sale of the Private Placement Warrants, a total of $125,000,000 was placed in the Trust Account. We incurred $13,130,743 of transaction costs consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable, $5,975,625 for the fair value of shares issued to the anchor investors and representative shares, and $592,618 of other costs in connection with the IPO and the sale of the Private Placement Warrants.

For the period January 12, 2021 to December 31, 2021, cash used in operating activities was $795,937. Net Cash used in investing activities was $125,000,000 and Net cash provided by financing activities was $126,483,518 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we had cash and marketable securities held in the trust account of $125,002,997. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $687,581 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except for the deferred underwriting commission noted below.

The underwriters were paid a cash underwriting discount of $0.175 per unit, or $2,187,500 in the aggregate at the closing of the IPO (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $4,375,000 in the aggregate from the closing of the IPO (which includes amounts related to the partial exercise of the over-allotment option).

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary share, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 12,500,000 shares of Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period, excluding shares of ordinary share subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 12, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 12, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments. Management identified errors in its historical financial statements related to the accounting for the public shares and other reclassification adjustments on the balance sheet. Because the public shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the company’s control, the company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the company’s IPO. This material weakness resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on September 8, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 24, 2021.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Position
Paul Norman	57	President
Jonah Raskas	36	Co-Chief Executive Officer and Director
Mark Grundman	37	Co-Chief Executive Officer and Director
Stephen Katchur	42	Chief Financial Officer
Victor Herrero	53	Director
Deborah Weinswig	51	Director
M. Carl Johnson, III	73	Director
Gary Tickle	56	Director
Deb Benovitz	57	Director
Jason Reiser	53	Director

The experience of our directors and executive officers is as follows:

Paul Norman has served as our President since February 2021. Mr. Norman is a global consumer products leader with over 30 years of experience creating brand and shareholder value. He currently serves on the boards of directors of Hearthside Food Solutions, a contract food manufacturer, Jones Soda Company (OTC:JSDA), a beverage company, and PureK Holdings (TSX-V: PKAN), a CBD retail products company. From 2019 to 2020, he served as chairman and CEO of HeavenlyRx, a privately held CBD wellness company. Prior to HeavenlyRx, Mr. Norman spent three decades at Kellogg, the $11 billion multinational food-manufacturing company, where his tenure was defined by transformation, profitable growth and shareholder value creation through strategic portfolio management, innovation and diverse talent development and leadership. He has deep experience in building brands while successfully navigating complex regulatory environments where challenges around marketing and nutrition/ ingredient labeling restrictions are constantly evolving. As president of Kellogg’s $9 billion North American business from 2015 to 2018, Mr. Norman led initiatives such as the exit of Direct Store Delivery, which transformed US Snacks to a warehouse pull model. He was instrumental in accelerating mergers and acquisitions activity at Kellogg, including Kellogg’s acquisition of RX bar in 2017 for $600 million. In his role, Mr. Norman interacted regularly with the Kellogg board of directors, attending all board meetings and collaborating closely with several sub-committees. He also participated in analyst and investor calls for the company. Prior to serving as president of Kellogg’s North American business in 2015, Mr. Norman served as the company’s chief growth officer from 2013 to 2015, where he developed the Kellogg global category operating model. In that role he focused on long-term innovation, building sales and marketing capability, and long-term strategy for the company’s breakfast and snacks categories. Concurrent with the chief growth officer role, Mr. Norman served as interim president of the U.S. Morning Foods business, which generated approximately $3 billion in revenues. In 2008, he was promoted to president of Kellogg International, where he built a team and platform to support international growth, a key pillar of the company’s growth plan. As part of that team, Mr. Norman helped to facilitate the acquisition of Pringles® in 2012, which was key to the company’s plans for global expansion and growth. In 2012, he led the integration of Pringles® and the restructuring of Kellogg’s European business to implement the new “Wired to Win” operating model, which resulted in significantly improved European top and bottom line performance. From 2004 to 2008, Mr. Norman led U.S. Morning Foods, which included cereal, PopTarts®, the Kashi Company, and the frozen foods division, to five years of sequential profitable sales and share growth. He was named managing director of Kellogg’s U.K./ Republic of Ireland business in 2002, where he successfully led a turnaround in sales performance and helped to grow the company’s cereal market share for the first time in 11 years. In 2000, Mr. Norman became president of Kellogg Canada Inc. and from 1989 to 2000, he held progressively more senior marketing roles at U.S. Morning Foods across France, Canada, Latin America and the U.S. In addition to his time at Kellogg, from 2016 to 2018 Mr. Norman served as a member of the Grocery Manufacturers Association board of directors, where he served on the executive committee. He also served as a Trustee of the Food Marketing Institute Foundation board, from 2016 to 2018. Mr. Norman received a bachelor’s degree with honors in French from Portsmouth Polytechnic.

Jonah Raskas has served as our Co-Chief Executive Officer and a member of our board of directors since January 2021. Since 2016, Mr. Raskas has worked in the consumer industry, as brand manager at GlaxoSmithKline plc, or GSK, and has led several business lines for the company. All business lines he has led sell millions of products on an annual basis. At GSK, Mr. Raskas has focused on digital, e-commerce, innovation profit and loss management, and overall strategy. Most recently, he led all e-commerce and digital for the first prescription to over-the-counter in the pain category in more than 20 years. There are, on average, only one to two prescription switches annually in the consumer industry and Mr. Raskas led one of them in 2020. He is also part of the US Consumer Healthcare Emerging Leaders Program at GSK. In March 2021, Mr. Raskas was appointed as a member of the Innovation Advisory Council of Brand Innovators, a brand marketing organization that provides programming and networking opportunities. From 2008 to 2010, he was an investment banker at Rodman and Renshaw, a mid-tier investment bank. Mr. Raskas was primarily focused on initial public offerings and secondary offerings, giving him capital market and public market exposure. Mr. Raskas started his career in 2007 working in the White House in the Speechwriting Office for President George W. Bush. There, he focused on market research and reviewing speeches that were written for President Bush and Vice President Dick Cheney. Mr. Raskas also graduated summa cum laude with a MBA from the Gabelli School of Business at Fordham University with a focus on Accounting and Marketing.

Mark Grundman has served as our Co-Chief Executive Officer and a member of our board of directors since January 2021. Mr. Grundman brings direct experience within a range of businesses, such as helipads, chemical plants, packaged consumer goods, and janitorial services. In early 2020, he established his own firm, MJG Partners, LLC, which focuses on small business investing and investment advising. From 2018 to 2019, he served as president of VPG International, LLC, a newly-acquired framed art business within a portfolio of investor-owned companies. From 2006 to 2016, Mr. Grundman worked at GAMCO Investors, Inc. (NYSE: GBL), a leading institutional asset management firm. From 2013 to 2014, he took a leave of absence to attend Columbia Business School, where he received his MBA. After graduating from Columbia, he rejoined the company to focus on building out a sell-side special situations department. During his tenure at GAMCO, Mr. Grundman held various roles including trading desk analyst, focusing on special situation investing, including merger arbitrage, spinoffs, special purpose acquisition companies, liquidations, and other arbitrage opportunities, ultimately reporting directly to Mario Gabelli, Chairman and Chief Investment Officer of GAMCO. In addition to his investing focus, Mr. Grundman was responsible for presenting and reviewing the portfolio strategy and performance to the board of directors and major investors of GAMCO’s publicly traded mutual funds as well as the separately managed accounts and sub accounts of the firm. Mr. Grundman brings a unique and valuable perspective to our strategic approach, in terms of public market reception, operational excellence, and sustainability.

Stephen Katchur has served as our Chief Financial Officer since March 2021. Mr. Katchur has also served as President of Blue Ribbon CFOs, a Delaware Limited Liability Company providing outsourced CFO solutions and business consulting since 2019. Mr. Katchur has also served as Chief Financial Officer of Advanced Merger Partners, Inc., a special purpose acquisition corporation, since January 2021. Previously, Mr. Katchur was Chief Financial Officer and Chief Compliance Officer for Land & Buildings Investment Management LLC, an activist real estate-focused manager where he was responsible for all non-investment operations including, accounting, finance, investor relations, marketing, and regulatory compliance. From 2011 to 2014, Mr. Katchur was Chief Financial Officer of Wolfacre Global Management LLC and later for North Oak Capital Advisors LLC, both investment managers affiliated with Tiger Management LP. In these positions, Mr. Katchur oversaw all day-to-day non-investment functions. Mr. Katchur began his career in Hedge Fund Administration where he led teams supporting several large investment managers. Mr. Katchur holds an undergraduate degree in Finance from the University of Central Florida and an MBA from New York University, Stern School of Business with specializations in Finance and Financial Instruments & Markets.

Victor Herrero has served as the chairman of our board of directors since August 30, 2021. Mr. Herrero has extensive experience in corporate management and business operations in the consumables industry. From 2015 to 2019, Mr. Herrero served as the chief executive officer and director of Guess Inc., which is principally engaged in designing, marketing, distributing and licensing a lifestyle collection of contemporary apparel, denim, handbags, watches, footwear and other related consumer products around the world. Prior to joining Guess Inc., Mr. Herrero served as the head of Asia Pacific and managing director of Greater China of Industria de Diseño Textil, S.A. (Inditex Group), an international fashion retailer with brands including Zara, Massimo Dutti, Pull & Bear, Bershka and Stradivarius. In addition to Active International, Mr. Herrero is a board member of Global Fashion Group S.A., (e-commerce fashion site operator and owner of Zalora and The Iconic among others, the shares of which are listed on the Frankfurt stock exchange), G-III Apparel Group, Ltd (U.S. manufacturer and distributor operating through a portfolio of brands, the shares of which are listed on NASDAQ) and Gruppo Coppel (Mexican consumer finance and retail conglomerate) and Clarks (British based international shoe manufacturer and retailer). Mr. Herrero graduated with a Master of Business Administration from Kellogg School of Management at Northwestern University. He obtained a Bachelor’s Degree in Business Administration from ESCP Europe in Paris, France in 1992 and a Bachelor of Law Degree from the University of Zaragoza in Spain in 1993. He was also awarded “Best CEO in the Sustainable Apparel Industry” in 2018 by European CEO Magazine.

M. Carl Johnson, III has served as a member of our board of directors since August 30, 2021. Mr. Johnson is currently Chairman of the Board of Nautilus, Inc. (NYSE:NLS), a fitness solutions company, and has served in this capacity since 2010. He also served as interim chief executive officer of Nautilus from March 2019 through July 2019. From 2011 to 2015, he served as group executive vice president/brands and chief growth officer of Del Monte Foods (2011-2014) and chief growth officer and executive vice president, marketing, for Big Heart Pet Brands, the successor company to Del Monte Foods (2014- 2015), and senior advisor, J. M. Smucker Co., following its acquisition of Big Heart Pet Brands (2015). From 2001 to 2011, Mr. Johnson served as senior vice president and chief strategy officer for Campbell Soup Company. From 1992-2001, he served in various roles at Kraft Food Group, Inc.: Vice President, Strategy, Kraft USA (1992-93); EVP & General Manager, Specialty Products Division, Kraft USA (1993-94); EVP & General Manager, Meals Division, Kraft Foods, N.A.; EVP & President, New Meals Division, Kraft Foods, N.A. (1997-2001). Prior to that, Mr. Johnson held roles at Marketing Corp. of America, Polaroid Corp., and Colgate-Palmolive. Mr. Johnson brings a broad set of skills to our board of directors, which he developed through helping lead iconic American companies such as Campbell Soup Company, Kraft, Polaroid, Colgate-Palmolive, managing multi-billion dollar businesses, and serving on c-suite leadership teams.

Gary Tickle has served as a member of our board of directors since August 30, 2021. Mr. Tickle is an industry leader with 30 years of global experience successfully driving growth and transformation in consumer packaged goods, or CPG, businesses. He held leadership roles across various functions including supply chain, manufacturing, finance, sales and marketing. Mr. Tickle has had twenty years of c-suite responsibility, including turnaround assignments, innovation and global strategy development, particularly focused on nutrition, health and wellness. His broad category experience includes coffee, confectionery, snacks, dairy, infant nutrition, milk modifiers, cereals, foodservice, personal care, tea, soups and cooking aids. In January 2021, Mr. Tickle joined Sustainable Beverage Technologies (SBT) as its Global CEO. From 2019 to 2020, Mr. Tickle served as chief executive officer at Shiftlineup, a software as a service human capital management company. From 2016 to 2019 Mr. Tickle was the chief executive officer of Hain Celestial North America, a NASDAQ-listed natural and organic food company. Prior to that, he had an extensive international career with Nestle spanning over 25 years, starting in 1987. Mr. Tickle was the global strategic business unit head of infant nutrition where led the successful global acquisition and integration of Wyeth Nutrition, before coming to the United States to serve as president and chief executive officer of Nestle Nutrition North America. Mr. Tickle was also regional business head of South Asia, based in New Delhi, India, and chief executive officer of Nestle New Zealand for five years. He has held a number of industry leadership roles, including chairman of the infant Nutrition Council of America and vice chairman of the Food and Grocery Council in New Zealand. He also served as a Board Member of Buckley Country Day School in New York and today is an external advisor on the AT Kearney Consumer Industries and Retail Panel. Mr. Tickle also serves as a mentor on the Denver Small Business Development Council. Mr. Tickle holds an MBA with Distinction from Deakin University in Australia, a Bachelor of Business in Operations Management/Human Resource Management and Post Graduate Degree in Finance.

Deb Benovitz has served as a member of our board of directors since August 30, 2021. Ms. Benovitz has more than 30 years of consumer experience in leading consumer-focused companies. Her particular area of expertise is in brand transformation. She has played a key role in the transformation of major brands such as LEGO, Dove (via the Campaign for Real Beauty) and Pepsi. Ms. Benovitz currently serves as senior vice president, global marketing/competitive intelligence and human truths for WW (formerly Weight Watchers), a position she has held since September 2014. She sits on the executive committee at WW, reporting to the chief executive officer. In her role, she delivers strategic consumer insights to drive business growth, manages the global consumer insights department, and spearheads WW’s goal of democratizing wellness and making it accessible to all. In addition, Ms. Benovitz is responsible for ensuring that all innovation, brand, science and tech design work, begins with a consumer need, and stays true to the consumer throughout the process. She led WW’s wellness agenda and was part of a small team that crafted the company’s wellness vision and mission. From 2009 to 2014, she was vice president of global consumer insights at PepsiCo, where she led their cutting-edge, future-focused insights department serving 30 markets around the world. Ms. Benovitz has extensive experience in brand, consumer, competitive intelligence, shopper and tech user experience research among adults and children, including innovation, trend tracking, new product and concept research, advertising assessment, segmentation research, brand equity and tracking research, usage and attitude work, needs identification, consumer journey mapping, creative insight generation, and analytics. Ms. Benovitz holds a B.A. from Barnard College, Columbia University, and an MBA from the University of Wisconsin.

Jason Reiser has served as a member of our board of directors since August 30, 2021. Mr. Reiser has over 35 years of retail and healthcare experience, spanning operations, government relations, compliance, merchandizing, global sourcing, and digital tools across multiple retail channels including mass (Wal-Mart), value (Family Dollar and Dollar General), and specialty (Vitamin Shoppe). From 2017 to 2020, he served as the executive vice president, chief merchandising officer for Dollar General with responsibility for merchandising, marketing, digital tools, sourcing and in-store experience. From 2016 to 2017, Mr. Reiser served as the chief operating officer of the Vitamin Shoppe with responsibilities for merchandising, supply chain, operations, marketing, digital and real estate. Prior to that he served as chief merchandising officer for Family Dollar from 2013 to 2016, with responsibility for merchandising, marketing, digital, sourcing and merchandising operations. Additionally, he also served as a board member for privately-held Slim Fast from 2014 to 2016. Mr. Reiser began his retail career working as a teenager in his family owned pharmacy, which led him to become a Registered Pharmacist, graduating from Northeastern University in 1993 with a B.S. in Pharmacy.

Deborah Weinswig has served as a member of our board of directors since August 30, 2021. Since February 2018, Ms. Weinswig has served as the chief executive officer and founder of Coresight Research, or Coresight, an international research and advisory firm that focuses on the intersection of retail and technology. Coresight’s areas of expertise include global cross-border ecommerce, startup innovation, emerging markets, digital transformation, and all things consumer. In addition, since October 2018, she has served on the board of directors for Guess?, Inc. (NYSE:GES), Kiabi, and Xcel Brands, Inc. (NASDAQ:XELB). From 2014 to early 2018, Ms. Weinswig served as the founding Managing Director of Fung Global Retail and Technology, the research arm and Think Tank for The Fung Group, a leading trading and supply chain management company based in Hong Kong. In this role, she helped identify early-stage companies to partner with The Fung Group, played a key role in opening The Explorium Innovation Lab, an innovation hub focused on the global supply chain, and helped build an entire research platform from production to publication. Ms. Weinswig’s deep understanding of global retail and emerging technology trends was developed through her extensive banking career, which included 12 years as head of the global staples and consumer discretionary team at Citi Research, as well as senior research positions at Bear Stearns and Morgan Stanley. She sits on the boards of directors for philanthropic organizations including Goodwill Industries New York/New Jersey, and in 2020 she founded RetailersUnited, a nonprofit dedicated to small- to mid-size enterprise retailers and fashion brands impacted by the coronavirus pandemic. Ms. Weinswig is a certified public accountant and holds an MBA from the University of Chicago Booth School of Business.

Number and Terms of Office of Officers and Directors

CHW’s board of directors consists of eight members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to CHW’s first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq rules, our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Johnson and Reiser and Ms. Weinswig serve as members of our audit committee. Mr. Johnson serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Johnson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S- K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Ms. Benovitz and Mr. Tickle serve as members of our compensation committee. Mr. Tickle serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We adopted a compensation committee charter, which details the purpose and principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to this offering to be paid either prior to or in connection with our initial business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Benovitz, Messrs. Reiser and Tickle, and Ms. Weinswig. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct, which we refer to as the Code of Ethics, applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, audit committee charter and compensation committee charter as exhibits to our registration statement on Form S-1 (File Nos. 333-254422 and 333-259182). You may review these documents by accessing our public filings at the SEC’s web site at sec.report. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Additional Information.”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 9, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 15,687,500 shares (including 12,500,000 public shares, 3,125,000 founder shares and 62,500 representative shares) issued and outstanding as of March 9, 2022. The table below does not include the ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Annual Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares(2)
	Number of
	Shares	Approximate
	Beneficially	Percentage
Name and Address of Beneficial Owner (1)	Owned	of Outstanding Shares
Directors and Executive Officers
Deb Benovitz	—	—
Mark Grundman (3)	2,405,000	15.3
Victor Herrero	—	—
M. Carl Johnson, III	—	—
Stephen Katchur	—	—
Paul Norman	—	—
Jonah Raskas(3)	2,405,000	15.3
Jason Reiser	—	—
Gary Tickle	—	—
Deborah Weinswig	—	—
All Directors and Executive Officers as a Group (Eight Individuals)	2,405,000	15.3
Five Percent Holders
CHW Acquisition Sponsor LLC (3)	2,405,000	15.3
ATW SPAC Management LLC(4)	1,050,000	6.7
MM Asset Management Inc. (5)	1,050,000	6.7
Tenor Opportunity Master Fund, Ltd. (6)	1,050,000	6.7
Boothbay Fund Management, LLC (7)	1,050,000	6.7
Polar Asset Management Partners Inc. (8)	1,050,000	6.7
Periscope Capital Inc.(9)	794,900	5.1
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the individuals is c/o CHW Acquisition Corporation, 2 Manhattanville Road, Suite 403, Purchase, New York 10577.

(2)	Interests shown consist of (i) public shares and (ii) founder shares. Percentages are calculated based on 15,687,500 ordinary shares outstanding as of the record date. The amount of beneficial ownership does not reflect the ordinary shares issuable as a upon exercise of CHW’s warrants, which will become exercisable on the later of the completion of an initial business combination and 12 months from the closing of CHW’s initial business combination.
(3)	Our Sponsor is the record holder of such ordinary shares. CHW Acquisition Founders LLC, a Delaware limited liability company (“Founders”), is the sole managing member of the Sponsor. MJG Partners LLC, a New Jersey limited liability company (“MJG”), is the sole managing member of the Founders. Mr. Grundman is the sole manager of MJG. As such, Founders, MJG, and Mr. Grundman share voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of such Ordinary Shares held directly by the Sponsor. Founders, MJG, and Mr. Grundman each disclaim beneficial ownership of any ordinary shares other than to the extent each of them may have a pecuniary interest therein, directly or indirectly.
(4)	According to Schedule 13G filed with the SEC on February 14, 2022, and represents shares held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (“ATW”), which has been delegated exclusive authority to vote and/or direct the disposition of such Units held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of ATW. The business address of ATW is 7969 NW 2nd Street, #401 Miami, Florida 33126. Includes 60,000 founder shares sold to the anchor investor in conjunction with the anchor investor purchasing 100% of the units allocated to it.
(5)	According to Schedule 13G filed with the SEC on September 2, 2021 and represent shares deemed beneficially owned by each of MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM”). MMCAP is incorporated in Cayman Islands, and MM is incorporated in Ontario, Canada. The business address of MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The business address of MM is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada. Includes 60,000 founder shares sold to the anchor investor in conjunction with the anchor investor purchasing 100% of the units allocated to it.
(6)	According to Schedule 13G filed jointly with the SEC on September 7, 2021 by Tenor Capital Management Company, L.P., Tenor Opportunity Master Fund, Ltd. and Robin Shah, and represents shares held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah, a U.S. citizen, serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The business address of the holder is 810 Seventh Avenue, Suite 1905, New York, NY 10019. Includes 60,000 founder shares sold to the anchor investor in conjunction with the anchor investor purchasing 100% of the units allocated to it.
(7)	According to Schedule 13G filed with the SEC on February 4, 2022 and represents shares held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all securities held by the Fund. Ari Glass is the Managing Member of the Adviser. His business address is140 East 45th Street, 14th Floor, New York, NY 10017. Includes 60,000 founder shares sold to the anchor investor in conjunction with the anchor investor purchasing 100% of the units allocated to it.
(8)	According to Schedule 13G filed with the SEC on February 7, 2022 and represents shares held by Polar Multi-Strategy Master Fund, a company incorporated under the laws of Ontario, Canada, to which Polar Asset Management Partners Inc. serves as investment advisor and has voting and dispositive control over the shares held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (the “Polar Fund”). Polar Asset Management Partners Inc. disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest therein. The ultimate natural person who has voting and dispositive control over the shares held by the Polar Fund is Paul Sabourin, Chief Investment Officer of PAMPI. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6, Canada. Includes 60,000 founder shares sold to the anchor investor in conjunction with the anchor investor purchasing 100% of the units allocated to it.
(9)	According to Schedule 13G filed with the SEC on February 14, 2022, and represents shares held by Periscope Capital Inc., a non-U.S. investment advisor that beneficially owns 710,200 ordinary shares and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 84,700 ordinary shares. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 18, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, in consideration 2,875,000 ordinary shares, par value $0.0001. In connection with the upsized deal terms, on August 30, 2021, CHW issued an additional 287,500 ordinary shares to the Sponsor, resulting in the Sponsor owning 3,162,500 founder shares. Up to 412,500 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters exercised their over-allotment option in connection with CHW’s initial public offering. As a result of the underwriters’ election to partially exercise their over-allotment option on September 1, 2021, only 37,500 founder shares were forfeited. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor purchased, pursuant to a written agreement, an aggregate of 4,238,636 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred concurrently with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of an initial business combination.

CHW currently maintains its executive offices at 2 Manhattanville Road, Suite 403, Purchase, New York 10577. The cost for CHW’s use of this space is included in the $10,000 per month fee CHW pays to an affiliate of the Sponsor for office space and secretarial and administrative services. Upon completion of an initial business combination or CHW’s liquidation, CHW will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on CHW’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. CHW’s audit committee will review on a quarterly basis all payments that were made by CHW to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on CHW’s behalf.

On January 18, 2021, CHW issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which CHW could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the initial public offering. The Promissory Note will be repaid from the funds deposited into the operating account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of CHW’s officers and directors may, but are not obligated to, loan CHW funds as may be required (the “Working Capital Loans”). If CHW completes an initial business combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to CHW. In the event that the initial business combination does not close, CHW may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but No proceeds from the Trust Account would be used for such repayment. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans. CHW does not expect to seek loans from parties other than the Sponsor, its affiliates or its management team as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

In connection with the initial public offering, CHW entered into a registration and shareholder rights agreement pursuant to which our initial shareholders are entitled to certain registration rights with respect to the founder shares, the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the ordinary shares issuable upon exercise of the foregoing, as long as the initial shareholders hold any securities covered by the registration and shareholder rights agreement. CHW will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of CHW’s board of directors has adopted a charter providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that CHW has already committed to, the business purpose of the transaction, and the benefits of the transaction to CHW and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that Ms. Benovitz, Messrs. Johnson, Reiser, and Tickle, and Ms. Weinswig are independent directors as defined in the Nasdaq listing standards and under applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the period ended December 31, 2021 totalled approximately $97,335. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended December 31, 2021, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the period ended December 31, 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the period ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this report.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).
4.1

Warrant Agreement, dated August 30, 2021, by and between the Registrant and Vstock Transfer, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

4.2	Description of Registered Securities*
10.1

Letter Agreement, dated August 30, 2021, by and among the Registrant, the Registrant’s officers and directors, and CHW Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.2

Investment Management Trust Agreement, dated August 30, 2021, by and between the Registrant and Wilmington Trust, N.A (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.3

Registration Rights Agreement, dated August 10, 2021, by and among the Registrant, CHW Acquisition Sponsor LLC and certain other security holders of the Registrant (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.4

Administrative Services Agreement, dated August 30, 2021, by and between the Registrant and CHW Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated August 30, 2021, by and between the Registrant and CHW Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

10.6

Form of Indemnity Agreement, dated August 30, 2021, by and among the Registrant and each of the directors and officers of the Registrant (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2021).

14.1	Form of Code of Ethics (incorporated by reference to the Exhibit 14 of the Registrant’s S-1/A, filed on August 23, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CHW Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CHW Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from January 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 9, 2022

Item 1. Financial Statements

CHW ACQUISTION CORP

BALANCE SHEET

December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$687,581
Due from Related Party	68,591
Prepaid expenses and Other assets	286,687
Total current assets	1,042,859

Prepaid expenses- non current	191,429
Cash and marketable securities held in Trust Account	125,002,997

TOTAL ASSETS	$126,237,285

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$583,331
Total current liabilities	583,331

Deferred underwriting fee payable	4,375,000
Total liabilities	4,958,331

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Ordinary shares subject to possible redemption, $0.0001 par value, 12,500,000 shares at redemption value of $10.00 per share.	125,000,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares; $0.0001 par value; 110,000,000 shares authorized; 3,187,500 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	318
Additional paid-in capital	—
Accumulated deficit	(3,721,364)

Total Shareholders’ Deficit	(3,721,046)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS' DEFICIT	$126,237,285

The accompanying notes are an integral part of these financial statements

CHW ACQUISTION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 12, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	832,564
Total expenses	832,564

OTHER INCOME
Income on investments held in Trust Account and other interest	3,001
Total other income	3,001

NET LOSS	$(829,563)

Weighted average shares outstanding of redeemable ordinary shares	4,284,703
Basic and diluted net income per share, redeemable ordinary shares	$(0.11)

Weighted average shares outstanding of non-redeemable ordinary shares	3,171,069
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.11)

The accompanying notes are an integral part of these financial statements

CHW ACQUISTION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 12, 2021 (INCEPTION) TO DECEMBER 31, 2021

			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 12, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary shares to Sponsor	3,162,500	316	24,684	—	25,000

Sale of private placement warrants (net of offering costs)	—	—	4,213,632	—	4,213,632

Proceeds from issuance of Public Warrants (net of offering Costs)	—	—	15,605,934	—	15,605,934

Issuance of representative shares	62,500	6	460,119	—	460,125

Accretion to Non-Redeemable Ordinary shares to redemption value	—	—	(20,304,373)	(2,891,801)	(23,196,174)

Forfeiture of founder shares	(37,500)	(4)	4	—	—

Net loss	—	—	—	(829,563)	(829,563)

Balance, December 31, 2021	3,187,500	$318	$(0)	$(3,721,364)	$(3,721,046)

The accompanying notes are an integral part of these financial statements

CHW ACQUISTION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 12, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(829,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,997)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(478,116)
Due from related party	(68,591)
Accounts payable	583,330
Net cash flows used in operating activities	(795,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(125,000,000)
Net cash flows paid in investing activities	(125,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial public offering, net of underwriting fee	122,812,500
Proceeds from private placement warrants	4,238,636
Proceeds from issuance of ordinary shares to Sponsor	25,000
Payment of offering costs	(592,618)
Net cash flows provided by financing activities	126,483,518

NET CHANGE IN CASH	687,581

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$687,581

Supplemental disclosure of noncash activities:
Initial value of ordinary shares subject to possible redemption	$125,000,000
Deferred underwriting commissions payable charged to additional paid in capital	$4,375,000

The accompanying notes are an integral part of these financial statements

CHW ACQUISTION CORP
NOTES TO FINANCIAL
STATEMENTS
DECEMBER 31, 2021

Note 1 — Description of Organization and Business Operations and Liquidity

CHW Acquisition Corporation (the “Company”, “CHW”) was incorporated in the Cayman Islands on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from January 12, 2021 (inception) through December 31, 2021 relates to the Company’s formation and initial public offering (“IPO”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on August 30, 2021. On September 1, 2021, the Company consummated the IPO of 11,000,000 units (the “Units”) with respect to the ordinary shares (the “Ordinary Shares”) included in the units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, CHW Acquisition Sponsor, LLC and underwriters generating gross proceeds of $4,000,000, which is described in Note 4.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and partially exercised 1,500,000 Units and the remaining Units went un-exercised on expiry of 45 days. Accordingly, on September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units to the public, at $10.00 per Unit, and the sale of an additional 238,636 Private Placement Warrants, at $1.00 per Private Placement Warrants, generating total gross proceeds of $15,238,636.

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $13,130,743, consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), $5,975,625 for the fair value of shares issued to the anchor investors and representative shares (see Note 3 and Note 6) and $592,618 of other costs. As described in Note 6, the $4,375,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 1, 2022, subject to the terms of the underwriting agreement.

Following the closing of the IPO on September 1, 2021, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001 either immediately prior to or upon consummation of the Business Combination, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Subsequent to the consummation of the IPO, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Ordinary shares sold in the IPO, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by December 1, 2022, 15 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on closing a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of December 31, 2021, the Company had $687,581 in its operating bank accounts, $125,002,997 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital of $459,528. As of December 31, 2021, approximately $3,000 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $13,130,743, consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable, $5,975,625 for the fair value of shares issued to the anchor investors and representative shares and $592,618 of other costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of December 31, 2021.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 12,500,000 shares of Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the redeemable ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(16,548,464)
Redeemable ordinary share issuance costs	(6,647,710)
Plus: Accretion of carrying value to redemption value	23,196,174
Redeemable ordinary shares subject to possible redemption	$125,000,000

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 16,738,636 Ordinary Shares at $11.50 per share were issued on September 1, 2021. At December 31, 2021, no warrants have been exercised. The 16,738,636 potential Ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share.

	For the period January 12,
	2021 (inception) through
	December 31,
	2021
	Ordinary Shares	Founder Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(478,012)	$(351,551)

Denominator:
Weighted average shares outstanding	4,284,703	3,171,069

Basic and dilution net loss per share	$(0.11)	$(0.11)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 12, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 11,000,000 units at a price of $10.00 per Unit for aggregate purchase price of $110,000,000. Each Unit consists of one Ordinary shares (such shares of Ordinary shares included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Thirteen qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”), have each purchased units in the IPO at varying amounts not exceeding 9.9% of the units subject to the IPO. Upon each anchor investor purchasing the full amount of Units it had expressed an interest in, the anchor investors collectively own approximately 11% of the outstanding shares following the IPO, which includes the Founder Shares purchased by the anchor investors, and the Sponsor owns approximately 19% of the outstanding shares following the IPO (see Note 5).

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and partially exercised 1,500,000 Units and the remaining Units went un-exercised on expiry of 45 days. Accordingly, on September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units to the public, at $10.00 per Unit for an aggregate purchase price of $15,000,000.

Note 4 — Private Placement Warrants

Concurrently with the closing of the IPO, the Sponsor and underwriter purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $4,000,000. Each whole Private Placement Warrant is exercisable for one whole share of Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Placement Warrants at the IPO are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and partially exercised 1,500,000 Units and the remaining Units went un-exercised on expiry of 45 days. On September 1, 2021, the Company consummated the sale of an additional 238,636 Private Placement Warrants, at $1.00 per Private Placement Warrant for an aggregate purchase price of $238,636.

Note 5 — Related Party Transactions

Founder Shares

On January 18, 2021, the Sponsor paid $25,000 in exchange for 2,875,000 ordinary shares (the “Founder Shares”). On August 30, 2021, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 412,500 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and partially exercised 1,500,000 Units and the remaining Units went un-exercised on expiry of 45 days. As such, on September 1, 2021, the Sponsor forfeited 37,500 ordinary shares for no consideration.

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

In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO the Sponsor sold 60,000 Founder Shares (or 30,000 Founder Shares, as applicable) to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price totalling to $6,750; provided, however, that in the event that an anchor investor sells any of Units or Ordinary Shares purchased in the IPO within 30 days following the closing of the IPO, the number of Founder Shares transferred to such anchor investor would be reduced to 50,000 Founder Shares (or 25,000 Founder Shares, as applicable). The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the Anchor Investors to be $5,515,500, or $7.362 per share. The excess of the fair value of the Founder Shares over the purchase price of $6,750 was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB)Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs. Please see Note 9 for valuation methodology and assumptions of the Founder Shares.

Promissory Note — Related Party

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Due from related party

As of December 31, 2021, the Sponsor held $68,591 from the closing of the IPO that will be deposited as soon as practical from the Company’s operating account.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of December 31, 2021, $40,000 has been paid under this arrangement.

Note 6 — Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

On August 30, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and partially exercised 1,500,000 Units and the remaining Units went un-exercised on expiry of 45 days. Accordingly, on September 1, 2021, the Company consummated the sale of an additional 1,500,000 Units to the public, at $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.175 per unit, or $2,187,500 in the aggregate at the closing of the IPO (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $4,375,000 in the aggregate from the closing of the IPO ((which includes amounts related to the partial exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

In September 2021, the Company issued to the designees of the underwriter 62,500 ordinary shares (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the IPO, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $7.362 per share ($460,125 in the aggregate) based upon the price of the Founder Shares issued to the anchor investors (see Note 5). The holders of the Representative Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

Please see Note 9 for valuation methodology and assumptions of the Representative Shares.

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 110,000,000 shares of Founder Shares with a par value of $0.0001 per share. As of December 31, 2021, there were 3,187,500 shares of Ordinary shares outstanding (excluding 12,500,000 shares subject to redemption) and after giving affect to the forfeiture of 37,500 Ordinary shares since the underwriters’ did not exercise of the over-allotment option.

Note 8 - Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company has determined that warrants issued in connection with its IPO in September 2021 are subject to treatment as equity. In order to account for the fair value the public warrants on IPO, the Company used Black Scholes Model to allocate cost to Public warrants on IPO. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable 'blank check' companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurements at issuance on September 1, 2021.

September 1, 2021
Share Price	$10.00
Exercise Price	$11.50
Redemption Trigger Price	$16.50
Term (years)	5
Probability of Acquisition	80%
Volatility	22%
Risk Free Rate	1.31%
Dividend Yield	0.00%

The fair value of the Public Warrants as on September 1, 2021, was $1.32. As of December 31, the Company has 12,500,000 of Public Warrants and 4,238,636 of Private Warrants outstanding respectively.

Note 9 — Fair Value Measurements

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$125,002,997	—	—

The Company utilized a Monte Carlo simulation model to value the Founder and Representative Shares at issuance. The estimated fair value of the shares is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity in line with the timing of the and likelihood of completing a business combination. The common stock price was assumed to fluctuate with the Company projected volatility based on comparable public companies. The term was simulated based on managements assumptions regarding the timing and likelihood of completing a business combination.

The following table provides quantitative information the founder share valuation.

At
September
1, 2021
Share Price	10.00
Estimated Term Remaining	1.58
Volatility	14.2%
Risk Free Rate	0.15%

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure except for the following.

On February 2, 2022, the Company, CHW Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company and Wag Labs, Inc., a Delaware corporation, entered into a Business Combination  Agreement.

The Business Combination will be effected in two steps: (i) on the Domestication Closing Date, CHW will domesticate as a Delaware corporation; and (ii) on the Acquisition Closing Date, Merger Sub will merge with and into Wag, with Wag surviving the merger as a wholly owned subsidiary of New Wag.

Concurrently with the Domestication, CHW will adopt and file a certificate of incorporation with the Secretary of State of the State of Delaware, pursuant to which CHW will change its name to Wag! Group Co. and adopt bylaws. At least one business day, but no more than two business days, after the Domestication, and no later than three business days following the satisfaction or waiver of the conditions set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at the Acquisition Closing, but subject to the satisfaction or waiver of those conditions at such time), the Acquisition Merger will be consummated by the filing of a certificate of merger with the Secretary of State of the State of Delaware.

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into Subscription Agreements (the “Subscription Agreements”) with qualified institutional buyers (the “PIPE and Backstop Investors”), pursuant to which, among other things, the PIPE and Backstop Investors agreed to purchase an aggregate of 500,000 shares of common stock of CHW following the Domestication and immediately prior to the Acquisition Merger at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $5,000,000 million; provided, however, if the PIPE and Backstop Investors acquire shares of common stock of CHW in the open market between the date of the Subscription Agreements and the close of business on the third trading day prior to the special meeting of CHW’s shareholders called in connection with the Business Combination, then the required purchase amount shall be reduced on a share-for-share basis by the number of shares of common stock of CHW so acquired in the open market (the “PIPE and Backstop Investment”).

In connection with the execution of the Business Combination Agreement, on February 2, 2022, the Sponsor, Mark Grundman and Jonah Raskas (collectively, the “CHW Founder Shareholders”) entered into that certain letter agreement (the “CHW Founders Stock Letter”) with CHW and Wag!, pursuant to which, among other things, CHW, Wag!, and the CHW Founder Shareholders agreed, with respect to 360,750 Founder Shares (as defined below) (the “Forfeiture Shares”), during the period commencing on the date of the Business Combination Agreement and ending on the earlier of (A) the date that is three years after the Acquisition Closing, (B) the date on which the Forfeiture Shares are no longer subject to forfeiture, (C) subsequent to the Acquisition Closing, the consummation of a liquidation, merger, share exchange or other similar transaction that results in all of the New Wag! stockholders having the right to exchange their shares for cash, securities or other property, and (D) the valid termination of the Business Combination Agreement, the Sponsor will not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations of the SEC promulgated thereunder with respect to, any Forfeiture Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Forfeiture Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clauses (i) or (ii), subject to certain exceptions.

Wag! has delivered to CHW the Stockholder Support Agreement, dated February 2, 2022 (the “Stockholder Support Agreement”), pursuant to which, among other things, the Key Wag! Stockholders, whose ownership interests collectively represent the outstanding Wag! common stock and Wag! preferred stock (voting on an as-converted basis) sufficient to approve the Business Combination on behalf of Wag!, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute and deliver the requisite consent of Wag!’s stockholders holding shares of Wag! common stock and Wag! preferred stock sufficient under the Delaware General Corporation Law and Wag!’s certificate of incorporation and bylaws to approve the Business Combination Agreement and the Business Combination, in the form of a written consent executed by the Key Wag! Stockholders, within 48 hours of the Registration Statement on Form S-4 filed with the SEC in connection with the Business Combination becoming effective. The Stockholder Support Agreement will terminate upon the earliest to occur of (a) the Acquisition Merger Effective Time, (b) the date of the termination of the Business Combination Agreement, and (c) the effective date of a written agreement of CHW, Wag!, and the Wag! stockholders party thereto terminating the Stockholder Support Agreement (the “Expiration Time”). The Key Wag! Stockholders also agreed, until the Expiration Time, to certain transfer restrictions (excluding the Conversion).

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into a definitive commitment letter (the “Commitment Letter”) with Blue Torch Capital LP (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to fund a $30 million senior secured term loan credit facility (the “Credit Facility”). The closing and funding of the Credit Facility will occur in connection with the closing of the transactions contemplated by the Business Combination Agreement, subject to the satisfaction or waiver of the conditions to funding set forth in the Commitment Letter. Upon closing, Wag! will be the primary borrower under the Credit Facility, New Wag! will be a parent guarantor and substantially all of Wag!’s existing and future subsidiaries will be subsidiary guarantors (subject to certain customary exceptions). The Credit Facility will be secured by a first priority security interest in substantially all assets of Wag! and the guarantors (subject to certain customary exceptions).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2022	CHW ACQUISITION CORPORATION

	By:	/s/ Jonah Raskas
	Name:	Jonah Raskas
	Title:	Co-Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Mark Grundman
Name:	Mark Grundman
Title:	Co-Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonah Raskas	Co-Chief Executive Officer, Director	March 9, 2022
Jonah Raskas	(Principal Executive Officer)

/s/ Mark Grundman	Co-Chief Executive Officer, Director	March 9, 2022
Mark Grundman	(Principal Executive Officer)

/s/ Stephen Katchur	Chief Financial Officer	March 9, 2022
Stephen Katchur	(Principal Financial and Accounting Officer)

/s/ Victor Herrero	Director	March 9, 2022
Victor Herrero

/s/ M. Carl Johnson III	Director	March 9, 2022
M. Carl Johnson III

/s/ Gary Tickle	Director	March 9, 2022
Gary Tickle

/s/ Deb Benovitz	Director	March 9, 2022
Deb Benovitz

/s/ Jason Reiser	Director	March 9, 2022
Jason Reiser

/s/ Deborah Weinswig	Director	March 9, 2022
Deborah Weinswig