Form 10-Q
period 2022-03-31
CHW Acquisition Corp
filed 2022-05-06
CIK 1842356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40764

CHW ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Manhattanville Road, Suite 403 Purchase, NY 10577
(Address of Principal Executive Offices, including zip code)

(914) 603-5016
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Redeemable Warrant	CHWAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share, included as part of the Units	CHWA	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units, each exercisable for an Ordinary Share for $11.50 per share	CHWAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 5, 2022 there were 15,687,500 shares of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

CHW ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and the period January 12, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 (Unaudited) and the period January 12, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (Unaudited) and the period January 12, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

CHW ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$335,162	$687,581
Due from Related Party	68,591	68,591
Prepaid expenses and other assets	332,125	286,687
Total current assets	735,878	1,042,859

Prepaid expenses – non current	119,726	191,429
Marketable securities held in Trust Account	125,013,199	125,002,997

TOTAL ASSETS	$125,868,803	$126,237,285

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued and other expenses	$2,334,300	$—
Accounts payable	52,496	583,331
Total current liabilities	2,386,796	583,331

Deferred underwriting fee payable	4,375,000	4,375,000
Total liabilities	6,761,796	4,958,331

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Ordinary shares subject to possible redemption, $0.0001 par value, 12,500,000 shares at redemption value of $10.00 per share.	125,000,000	125,000,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares; $0.0001 par value; 110,000,000 shares authorized; 3,187,500 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	318	318
Accumulated deficit	(5,893,311)	(3,721,364)

Total Shareholders’ Deficit	(5,892,993)	(3,721,046)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$125,868,803	$126,237,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		For the period
		January 12, 2021
	For the three months ended	(inception) through
	March 31,	March 31,
	2022(Unaudited)	2021
OPERATING EXPENSES
General and administrative	2,182,149	11,634
Total expenses	2,182,149	11,634

OTHER INCOME
Interest income on investments held in Trust Account	10,202	—
Total other income	10,202	—
NET LOSS	$(2,171,947)	$(11,634)

Weighted average shares outstanding of redeemable ordinary shares	12,500,000	—
Basic and diluted net loss per share, redeemable ordinary shares	$(0.14)	$(0.00)

Weighted average shares outstanding of non-redeemable ordinary shares	3,187,500	2,875,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.14)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2021	3,187,500	$318	$—	$(3,721,364)	$(3,721,046)

Net loss	—	—	—	(2,171,947)	(2,171,947)

Balance, March 31,2022	3,187,500	$318	$—	$(5,893,311)	$(5,892,993)

FOR THE PERIOD JANUARY 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance, January 12, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary shares to Sponsor	2,875,000	288	24,713	—	$25,000

Net loss	—	—	—	(11,634)	(11,634)

Balance, March 31, 2021	2,875,000	$288	$24,713	$(11,634)	$13,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the three	January 12, 2021
	months ended	(inception) through
	March 31,	March 31,
	2022(Unaudited)	2021(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,171,947)	$(11,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(10,202)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(26,265)	—
Accrued and other expenses	2,334,300
Accounts payable	(530,835)	—
Net cash flows used in operating activities	(352,419)	(11,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs		(35,162)
Proceeds from sponsor note	—	67,000
Net cash flows provided by financing activities	—	31,838

NET CHANGE IN CASH	(352,419)	20,204

CASH, BEGINNING OF PERIOD	687,581	—

CASH, END OF PERIOD	$335,162	$20,204

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance Ordinary Shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHW ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations and Liquidity

CHW Acquisition Corporation (the “Company”, “ CHW”) was incorporated in the Cayman Islands on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity from January 12, 2021 (inception) through March 31, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on August 30, 2021. On September 1, 2021, the Company consummated the IPO of 11,000,000 units (the “Units”) with respect to the ordinary shares (the “Ordinary Shares”) included in the units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001 either immediately prior to or upon consummation of the Business Combination, the Public Shares are redeemable and will be classified as such on the unaudited condensed balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Ordinary Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Ordinary Shares in conjunction with any such amendment.

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

On February 2, 2022, the Company, CHW Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of the Company, and Wag Labs, Inc., a Delaware corporation, entered into a Business Combination Agreement.

The Business Combination will be effected in two steps: (i) on the Domestication Closing Date, CHW will domesticate as a Delaware corporation (the “Domestication” and following the Domestication, CHW is referred to herein as “New Wag!”); and (ii) Merger Sub will merge with and into Wag!, with Wag! surviving the merger as a wholly owned subsidiary of New Wag! (the “Acquisition Merger”).

Concurrently with the Domestication, CHW will adopt and file a certificate of incorporation with the Secretary of State of the State of Delaware, pursuant to which CHW will change its name to Wag! Group Co. and adopt bylaws. At least one business day, but no more than two business days, after the Domestication, and no later than three business days following the satisfaction or waiver of the conditions set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at the closing of the Acquisition Merger (the “Acquisition Closing”), but subject to the satisfaction or waiver of those conditions at such time), the Acquisition Merger will be consummated by the filing of a certificate of merger with the Secretary of State of the State of Delaware.

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into Subscription Agreements (the "Subscription Agreements") with qualified institutional buyers (the "PIPE and Backstop Investors"), pursuant to which, among other things, the PIPE and Backstop Investors agreed to purchase an aggregate of 500,000 shares of common stock of CHW following the Domestication and immediately prior to the Acquisition Merger at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $5,000,000; provided, however, if the PIPE and Backstop Investors acquire shares of common stock of CHW in the open market between the date of the Subscription Agreements and the close of business on the third trading day prior to the special meeting of CHW's shareholders called in connection with the Business Combination, then the required purchase amount shall be reduced on a share-for-share basis by the number of shares of common stock of CHW so acquired in the open market (the "PIPE and Backstop Investment").

In connection with the execution of the Business Combination Agreement, on February 2, 2022, the Sponsor, Mark Grundman and Jonah Raskas (collectively, the "CHW Founder Shareholders") entered into that certain letter agreement (the "CHW Founders Stock Letter") with CHW and Wag!, pursuant to which, among other things, CHW, Wag!, and the CHW Founder Shareholders agreed, with respect to 360,750 Founder Shares (the "Forfeiture Shares"), during the period commencing on the date of the Business Combination Agreement and ending on the earlier of (A) the date that is three years after the Acquisition Closing, (B) the date on which the Forfeiture Shares are no longer subject to forfeiture, (C) subsequent to the Acquisition Closing, the consummation of a liquidation, merger, share exchange or other similar transaction that results in all of the New Wag! stockholders having the right to exchange their shares for cash, securities or other property, and (D) the valid termination of the Business Combination Agreement, to cause the Sponsor not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations of the SEC promulgated thereunder with respect to, any Forfeiture Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Forfeiture Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clauses (i) or (ii), subject to certain exceptions.

Wag! has delivered to CHW the Stockholder Support Agreement, dated February 2, 2022 (the "Stockholder Support Agreement"), pursuant to which, among other things, Wag!’s stockholders holding shares of Wag! common stock and Wag! preferred stock (the "Key Wag! Stockholders"), whose ownership interests collectively represent the outstanding Wag! common stock and Wag! preferred stock (voting on an as-converted basis) sufficient to approve the Business Combination on behalf of Wag!, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute and deliver the requisite consent of Wag!'s stockholders holding shares of Wag! common stock and Wag! preferred stock sufficient under the Delaware General Corporation Law and Wag!'s certificate of incorporation and bylaws to approve the Business Combination Agreement and the Business Combination, in the form of a written consent executed by the Key Wag! Stockholders, within 48 hours of the Registration Statement on Form S-4 filed with the SEC in connection with the Business Combination becoming effective. The Stockholder Support Agreement will terminate upon the earliest to occur of (a) the Acquisition Merger Effective Time, (b) the date of the termination of the Business Combination Agreement, and (c) the effective date of a written agreement of CHW, Wag!, and the Wag! stockholders party thereto terminating the Stockholder Support Agreement (the "Expiration Time"). The Key Wag! Stockholders also agreed, until the Expiration Time, to certain transfer restrictions (excluding the conversion of Wag! preferred stock into Wag! common stock).

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into a definitive commitment letter (the "Commitment Letter") with Blue Torch Capital LP (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the "Debt Financing Sources"), pursuant to which, among other things, the Debt Financing Sources agreed to fund a $30 million senior secured term loan credit facility (the "Credit Facility"). The closing and funding of the Credit Facility will occur in connection with the closing of the transactions contemplated by the Business Combination Agreement, subject to the satisfaction or waiver of the conditions to funding set forth in the Commitment Letter. Upon closing, Wag! will be the primary borrower under the Credit Facility, New Wag! will be a parent guarantor and substantially all of Wag!'s existing and future subsidiaries will be subsidiary guarantors (subject to certain customary exceptions). The Credit Facility will be secured by a first priority security interest in substantially all assets of Wag! and the guarantors (subject to certain customary exceptions). In January 2022, the Company paid $100,000 to Blue Torch Capital LP as an expense deposit in connection with the Credit Facility. Such expense deposit is refundable to the Company less the amount of expenses actually incurred by the Debt Financing Sources.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on closing a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had $335,162 in its operating bank accounts, $125,013,199 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $1,650,918. As of March 31, 2022, approximately $10,202 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K as filed with SEC on March 9, 2022.The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and March 31, 2021.

Investments Held in Trust Account

At March 31, 2022, all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of March 31, 2022.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 12,500,000 Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, the redeemable ordinary share subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(16,548,464)
Redeemable ordinary share issuance costs	(6,647,710)
Plus:
Accretion of carrying value to redemption value	23,196,174
Redeemable ordinary shares subject to possible redemption	$125,000,000

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 16,738,636 Ordinary Shares at $11.50 per share were issued on September 1, 2021. At March 31, 2022, no warrants have been exercised. The 16,738,636 potential Ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share.

			For the period January 12,
	For the three months ended		2021 (Inception) to
	March 31,		March 31,
	2022		2021
	Ordinary	Founder	Ordinary	Founder
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,737,558)	$(434,389)	$—	(11,634)

Denominator:
Weighted average shares outstanding	12,500,000	3,187,500	—	2,875,000

Basic and dilution net loss per share	$(0.14)	$(0.14)	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statement

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 11,000,000 units at a price of $10.00 per Unit for aggregate purchase price of $110,000,000. Each Unit consists of one Ordinary Share (such Ordinary Shares included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Ordinary Shares at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 4 — Private Placement Warrants

Concurrently with the closing of the IPO, the Sponsor and underwriter purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $4,000,000. Each whole Private Placement Warrant is exercisable for one whole Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants at the IPO are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Ordinary Shares equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property.

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

Promissory Note — Related Party

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of March 31, 2022, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Due from related party

As of March 31, 2022, the Sponsor held $68,591 from the closing of the IPO that will be deposited as soon as practical from the Company’s operating account.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of March 31, 2022, and March 31, 2021, $30,000 and $0 respectively have been paid under this arrangement.

Note 6 — Commitments and Contingencies

We received two private demand letters from purported shareholders in connection with the proposed de-SPAC transaction between CHW and WAG Labs, Inc. The demand letters seek certain supplemental disclosures and threaten to assert claims under the federal securities laws against CHW and its board of directors if the disclosures are not made. As of this date, no litigation has been filed.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Ordinary Shares) pursuant to a registration rights agreement dated September 1, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and March 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 110,000,000 shares of Founder Shares with a par value of $0.0001 per share. As of March 31, 2022, there were 3,187,500 Ordinary Shares outstanding (excluding 12,500,000 shares subject to redemption) and after giving affect to the forfeiture of 37,500 Ordinary Shares since the underwriters’ did not exercise the over-allotment option.

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

The Company has determined that warrants issued in connection with its IPO in September 2021 are subject to treatment as equity. In order to account for the fair value of the public warrants issued in the IPO, the Company used Black Scholes Model to allocate the proceeds to the Public warrants relating to the IPO. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable 'blank check' companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurements at issuance on September 1, 2021.

September 1, 2021
Share Price	$10.00
Exercise Price	$11.50
Redemption Trigger Price	$16.50
Term (years)	5
Probability of Acquisition	80%
Volatility	22%
Risk Free Rate	1.31%
Dividend Yield	0.00%

The fair value of the Public Warrants as of September 1, 2021 was $1.32. As of March 31, 2022, the Company has 12,500,000 of Public Warrants and 4,238,636 of Private Warrants outstanding respectively.

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

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company's investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$125,013,199	—	—

The Company utilized a Monte Carlo simulation model to value the Founder and Representative Shares at issuance. The estimated fair value of the shares is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity in line with the timing of the and likelihood of completing a business combination. The Ordinary Share price was assumed to fluctuate with the Company projected volatility based on comparable public companies. The term was simulated based on managements assumptions regarding the timing and likelihood of completing a business combination.

The following table provides quantitative information for the founder share valuation.

At
September
1, 2021
Share Price	10.00
Estimated Term Remaining	1.58
Volatility	14.2%
Risk Free Rate	0.15%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to the “Company,” “CHW,” “our,” “us” or “we” refer to CHW Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CHW Acquisition Sponsor, LLC, The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Unless otherwise defined herein, the capitalized terms used below are defined in the business combination agreement, dated as of February 2, 2022 (the “Business Combination Agreement”), by and among CHW, CHW Merger Sub Inc., a Delaware corporation and wholly owned direct subsidiary of CHW (“Merger Sub”), and Wag Labs, Inc. (“Wag!”), pursuant to which, and subject to the terms and conditions contained therein, the business combination of CHW, Merger Sub and Wag! (the “Business Combination”) will be effected.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including our proposed Wag! Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), in the Registration Statement on Form S-4 that the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”) relating to our proposed business combination with Wag!, and in our other filings with the SEC. Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 12, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity through March 31, 2022 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $2,171,947 which consisted of operating expenses of $2,182,149 and interest income was $10,202.

For the period January 12, 2021 (inception) through March 31, 2021, we had a net loss of $11,634, which consisted of operating expenses of $11,634.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by our Sponsor and loans from our Sponsor.

On September 1, 2021, we consummated our Initial Public Offering of 12,500,000 Units, which includes 1,500,000 Units from the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, we consummated the private placement of an aggregate of 4,238,636 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,238,636. Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $125,000,000 was placed in the Trust Account. We incurred $13,130,743 of transaction costs consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable, $5,975,625 for the fair value of shares issued to the anchor investors and representative shares, and $592,618 of other costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the three months ended March 31, 2022, net cash used in operating activities was $352,419. Net loss of $2,171,947 was impacted by an increase in prepaid expenses and other assets of $26,265, accrued and other expenses of $2,334,300 and decrease in accounts payable of $530,835.

For the period January 12, 2021 (inception) through March 31, 2021, net cash used in operating activities was 11,634. Net loss of $11,634 was impacted by an increase in general and administrative expenses.

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

At March 31, 2022, we had cash of $335,162 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Liquidity and Going Concern

As of March 31, 2022, the Company had $335,162 in its operating bank accounts, $125,013,199 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $1,650,918. As of March 31, 2022, approximately $10,202 of the amount deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.  In this instance, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Related Party Transactions

Founder Shares

On January 18, 2021, the Sponsor paid $25,000 for 2,875,000 Ordinary Shares (the “Founder Shares”). On August 30, 2021, the Company effectuated a 1.1-for-1 share split, resulting in an aggregate of 3,162,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 412,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. On September 1, 2021, the underwriters partially exercised the over-allotment option and 37,500 Founder Shares were forfeited for no consideration by the Sponsor.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the shares of Ordinary shares equals or exceeds $12.50/share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of Ordinary shares for cash, securities or other property.

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

Due from related party

As of March 31, 2022, the Sponsor held $68,591 from the closing of the IPO that will be deposited as soon as practical from the Company’s operating account.

Related Party Loans

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of March 31, 2022, there was no outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, there were no Working Capital Loans outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of March 31, 2022, we incurred and paid $30,000 in fees for these services.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Loss Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net loss per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Pursuant to a registration and shareholder rights agreement entered into on September 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the improper accounting and reporting for certain expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments and the improper  accounting and reporting for certain expenses as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We received two private demand letters from purported shareholders in connection with the proposed de-SPAC transaction between CHW and WAG Labs, Inc. The demand letters seek certain supplemental disclosures and threaten to assert claims under the federal securities laws against CHW and its board of directors if the disclosures are not made. As of this date, no litigation has been filed.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

In connection with entering into the Business Combination Agreement, on February 2, 2022, CHW entered into Subscription Agreements (the “Subscription Agreements”) with qualified institutional buyers (the “PIPE and Backstop Investors”), pursuant to which, among other things, the PIPE and Backstop Investors agreed to purchase an aggregate of 500,000 shares of common stock of CHW following the Domestication and immediately prior to the Acquisition Merger at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $5,000,000`; provided, however, if the PIPE and Backstop Investors acquire shares of common stock of CHW in the open market between the date of the Subscription Agreements and the close of business on the third trading day prior to the special meeting of CHW’s shareholders called in connection with the Business Combination, then the required purchase amount shall be reduced on a share-for-share basis by the number of shares of common stock of CHW so acquired in the open market (the “PIPE and Backstop Investment”).

Use of Proceeds

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

A total of $125,000,000 of the proceeds from the initial public offering (which amount includes $4,375,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Wilmington Trust, National Association, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHW ACQUISITION CORPORATION

Date: May 5, 2022	By:	/s/ Mark Grundman
	Name:	Mark Grundman
	Title:	Co-Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)