Form 10-Q
period 2022-06-30
Wag! Group Co.
filed 2022-08-15
CIK 1842356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40764

Wag! Group Co.
(Exact name of registrant as specified in its charter)

Delaware	88-3590180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Francisco Street, Suite 360 San Francisco, California 94133
(Address of Principal Executive Offices, including zip code)

(707) 324-4219
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PET	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	PETWW	The Nasdaq Global Market

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

As of August 15, 2022 there were 37,923,530 shares of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On August 9, 2022, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Wag Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corporation (“CHW”) and CHW Merger Sub Inc. (“Merger Sub”) consummated the previously announced transactions contemplated by the Business Combination Agreement, dated February 2, 2022 (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of CHW’s shareholders held on July 28, 2022.

Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Wag! and CHW was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, on August 5, 2022, CHW was incorporated in State of Delaware and changed its name from CHW Acquisition Corporation to Wag! Group Co. (the “Company” or “Wag!”).

Unless stated otherwise, this Quarterly Report contains information about CHW before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to CHW before the consummation of the Business Combination and to Wag! after the Business Combination, unless stated otherwise or the context otherwise requires.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and the three-month ended June 30, 2021 and the period January 12, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for three months ended June 30, 2021 and the period January 12, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period January 12, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$168,249	$687,581
Due from Related Party	68,591	68,591
Prepaid expenses and other assets	317,250	286,687
Total current assets	554,090	1,042,859

Prepaid expenses – non current	48,048	191,429
Marketable securities held in Trust Account	125,190,736	125,002,997

TOTAL ASSETS	$125,792,874	$126,237,285

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued and other expenses	$3,621,318	$—
Accounts payable	81,513	583,331
Total current liabilities	3,702,831	583,331

Deferred underwriting fee payable	4,375,000	4,375,000
Total liabilities	8,077,831	4,958,331

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Ordinary shares subject to possible redemption, $0.0001 par value, 12,500,000 shares at redemption value of $10.00 per share.	125,190,736	125,000,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares; $0.0001 par value; 110,000,000 shares authorized; 3,187,500 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	318	318
Accumulated deficit	(7,476,011)	(3,721,364)

Total Shareholders’ Deficit	(7,475,693)	(3,721,046)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$125,792,874	$126,237,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

				For the period
			For the six	January 12, 2021
	For the three months ended		months ended	(inception)
	June 30,		June 30,	through June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative	$1,569,501	$4,239	$3,751,650	$15,873
Total expenses	1,569,501	4,239	3,751,650	15,873

OTHER INCOME
Interest income on investments held in Trust Account	177,537	—	187,739	—
Total other income	177,537	—	187,739	—

NET LOSS	$(1,391,964)	$(4,239)	$(3,563,911)	$(15,873)

Weighted average shares outstanding of redeemable ordinary shares	12,500,000	—	12,500,000	—
Basic and diluted net income per share, redeemable ordinary shares	$(0.09)	$—	$(0.23)	$—

Weighted average shares outstanding of non-redeemable ordinary shares	3,187,500	3,162,500	3,187,500	3,162,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.09)	$(0.00)	$(0.23)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	equity (deficit)
Balance, December 31, 2021	3,187,500	$318	$—	$(3,721,364)	$(3,721,046)

Net loss	—	—	—	(2,171,947)	(2,171,947)

Balance, March 31, 2022	3,187,500	318	—	(5,893,311)	(5,892,993)

Remeasurement for Ordinary shares to redemption value	—	—	—	(190,736)	(190,736)

Net loss	—	—	—	(1,391,964)	(1,391,964)

Balance, June 30,2022	3,187,500	$318	$—	$(7,476,011)	$(7,475,693)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD JANUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Ordinary Shares		paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	equity
Balance, January 12, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary shares to Sponsor	2,875,000	288	24,713	—	$25,001

Net loss	—	—	—	(11,634)	(11,634)

Balance, March 31, 2021	2,875,000	$288	$24,713	$(11,634)	$13,367

Net loss	—	—	—	(4,239)	(4,239)

Balance, June 30, 2021	2,875,000	$288	$24,713	$(15,873)	$9,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period
		January 12, 2021
	For the six month	(inception) to
	ended June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,563,911)	$(15,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(187,739)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	112,818	—
Accrued and other expenses	3,621,318	—
Accounts payable	(501,818)	4,145
Net cash flows used in operating activities	(519,332)	(11,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subject to redemption
Payment of offering costs	—	(35,162)
Proceeds from sponsor note	—	67,000
Net cash flows provided by financing activities	—	31,838

NET CHANGE IN CASH	(519,332)	20,110

CASH, BEGINNING OF PERIOD	687,581	—

CASH, END OF PERIOD	$168,249	$20,110

Supplemental disclosure of noncash activities:
Deferred offering costs paid directly by related party note	$—	$40,297
Deferred offering costs included in accrued offering costs	$—	$55,218
Payment of deferred offering costs by the Sponsor in exchange for the issuance Ordinary Shares	$—	$25,000
Remeasurement of Ordinary shares subject to possible redemption	$190,736	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

WAG! GROUP CO.

(f/k/a CHW ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations and Liquidity

CHW Acquisition Corporation (the “Company”, “ CHW”) was incorporated in the Cayman Islands on January 12, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”).

Business Combination

On August 9, 2022 (the “Closing Date”), Wag Labs, Inc., a Delaware corporation (“Legacy Wag!” ), CHW and CHW Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of CHW (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 2, 2022, by and among Legacy Wag!, CHW, and Merger Sub (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of CHW’s shareholders held on July 28, 2022 (the “Special Meeting”).

Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Wag! and CHW was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the merger (the “Surviving Entity”) as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, on August 5, 2022, CHW was incorporated in State of Delaware and changed its name from CHW Acquisition Corporation to Wag! Group Co. (“Wag!”).

In connection with the Special Meeting and the Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share (the “Ordinary Shares”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of $96,192,551.15.

Conversion and Exchange of Equity in the Business Combination

Upon the consummation of the Merger, the following transactions occurred (the “Conversion”): (i) all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described in part (vi) below), were converted into shares of Wag!’s common stock, par value $0.0001 per share (“Common Stock”), at the then-effective conversion rate as calculated pursuant to the Business Combination Agreement; (ii) the cancellation of each issued and outstanding share of Legacy Wag!’s common stock and the conversion into the right to receive a number of shares of Wag!’s common stock equal to the exchange ratio of 0.97 shares of Wag!’s common stock for each share of Legacy Wag! common stock; (iii) the conversion of 91,130 warrants issued and outstanding by Legacy Wag! in 2017 to two lenders (the “Legacy Wag! Common Warrants”) into warrants exercisable for shares of Wag!’s common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants; (iv) the conversion of all outstanding vested and unvested options to purchase shares of Legacy Wag! common stock (the “Legacy Wag! Options”) into options exercisable for shares of Wag!’s common stock with the same terms and conditions as were applicable to the Legacy Wag! Options immediately prior to the Conversion, except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of 0.97 for Legacy Wag! Options; (v) the conversion of the outstanding restricted stock unit award covering shares of Legacy Wag! common stock (each, a “Legacy Wag! RSU Award”) into awards covering a number of shares of Wag! common stock (rounded down to the nearest whole number) with the same terms and conditions as were applicable to the Legacy Wag! RSU Awards immediately prior to the Conversion, except for the number of shares subject to the award, which was adjusted using the exchange ratio of 0.97 for Legacy Wag! RSU Awards, (vi) the conversion of 1,100,000 shares of Legacy Wag! Series P Shares into Wag!’s common stock on a one-for-one basis; (vii) the issuance and sale of 500,000 CHW ordinary shares for a purchase price of $10.00 per share and an aggregate purchase price of $5,000,000 immediately prior to or substantially concurrently with the Closing Date; (viii) immediately prior to the Effective Time, each CHW ordinary share (including any founder shares not forfeited) was converted into shares of Wag!’s common stock; (ix) the cancellation of 343,072 founder warrants held by CHW Acquisition Sponsor LLC (the “Sponsor”) in a maximum redemption scenario in connection with the Business Combination and in accordance with the terms of that certain letter agreement, dated February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW (the “CHW Founders Stock Letter”) and the Business Combination Agreement; (x) the issuance of 300,000 Wag! Community Shares that Wag! may distribute to members of the pet wellness and welfare community as identified by our officers and directors; and (xi) the cancellation of 20,000 founder shares held by Sponsor in connection with the Business Combination and in accordance with the CHW Founders Stock Letter and the Business Combination Agreement.

Prior to the Business Combination

As of June 30, 2022, the Company had not commenced any operations. All activity from January 12, 2021 (inception) through June 30, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below, and, since the offering, the search for a prospective initial Business Combination which closed on August 9, 2022. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on August 30, 2021. On September 1, 2021, the Company consummated the IPO of 11,000,000 units (the “Units”) with respect to the ordinary shares (the “Ordinary Shares”) included in the units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $110,000,000, which is discussed in Note 3.

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

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $13,130,743, consisting of $2,187,500 of underwriting fees, $4,375,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), $5,975,625 for the fair value of shares issued to the anchor investors and representative shares (see Note 3 and Note 6) and $592,618 of other costs. As described in Note 6, the $4,375,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by December 1, 2022, subject to the terms of the underwriting agreement. The underwriters received the deferred underwriting fees on August 9, 2022.

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

The Company’s management has had broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $168,249 in its operating bank accounts, $125,190,736 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,148,741. As of June 30, 2022, approximately $190,736 of the amount deposit in the Trust Account represented interest income.

Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the use of funds held outside of the Trust Account.

Based on the foregoing, management believes that the cash on hand and the funds which the Company has available following the completion of the Business Combination was sufficient to meet the Company’s needs through the consummation of the Business Combination. The substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements, has been alleviated as a result of the Business Combination consummated subsequently to June 30, 2022.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K as filed with SEC on March 9, 2022.The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of June 30, 2022 and December 31, 2021.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 12,500,000 Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the redeemable ordinary share subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(16,548,464)
Redeemable ordinary share issuance costs	(6,647,710)
Plus:
Accretion of carrying value to redemption value	23,196,174
Redeemable ordinary shares subject to possible redemption at December 31, 2021	$125,000,000
Plus:
Accretion of carrying value to redemption value	190,736
Redeemable ordinary shares subject to possible redemption at June 30, 2022	$125,190,736

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 16,738,636 Ordinary Shares at $11.50 per share were issued on September 1, 2021. At June 30, 2022, no warrants have been exercised. The 16,738,636 potential Ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share.

			For the period January 12,
	For the six months ended		2021 (Inception) to
	June 30, 2022		June 30, 2021
	Ordinary	Founder	Ordinary	Founder
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,839,770)	$(724,141)	$—	(15,873)

Denominator:
Weighted average shares outstanding	12,500,000	3,187,500	—	3,162,500

Basic and dilution net loss per share	$(0.23)	$(0.23)	$(0.00)	$(0.01)

	For the three months ended		For the three months ended
	June 30, 2022		June 30, 2021
	Ordinary	Founder	Ordinary	Founder
	Shares	Shares	Shares	Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,109,135)	$(282,829)	$—	(4,239)

Denominator:
Weighted average shares outstanding	12,500,000	3,187,500	—	3,162,500

Basic and dilution net loss per share	$(0.09)	$(0.09)	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement

Note 3 — Initial Public Offering and Over-Allotment

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

In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO the Sponsor sold 60,000 Founder Shares (or 30,000 Founder Shares, as applicable) to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price totaling to $6,750; provided, however, that in the event that an anchor investor sells any of Units or Ordinary Shares purchased in the IPO within 30 days following the closing of the IPO, the number of Founder Shares transferred to such anchor investor would be reduced to 50,000 Founder Shares (or 25,000 Founder Shares, as applicable). The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the Anchor Investors to be $5,515,500, or $7.362 per share. The excess of the fair value of the Founder Shares over the purchase price of $6,750 was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB)Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs. See Note 9 for valuation methodology and assumptions of the Founder Shares.

Promissory Note — Related Party

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of June 30, 2022, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Due from related party

As of June 30, 2022, the Sponsor held $68,591 from the closing of the IPO to be deposited as soon as practical to the Company’s operating account. Such amount was subsequently forgiven as due on the Closing Date, pursuant to the Business Combination Agreement.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the period January 12, 2021 (inception) through June 30, 2022, for six months ended June 30, 2022, and June 30, 2021, $100,000, $60,000 and $0 respectively have been paid under this arrangement.

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

The underwriters were paid a cash underwriting discount of $0.175 per unit, or $2,187,500 in the aggregate at the closing of the IPO (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $4,375,000 in the aggregate from the closing of the IPO ((which includes amounts related to the partial exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See Note 10 for closing of Business Combination.

Advisory Fees

On March 28, 2022, the Company entered into an agreement with an MKM Partners for strategic and capital markets advisory services, pursuant to which the Company will pay the MKM Partners a fee of $300,000 contingent upon the consummation of the Business Combination (please see Note 1 above).

On April 18, 2022, the Company entered into an agreement with Roth Capital Partners, LLC pursuant to which the Roth Capital Partners will receive a contingent fee of $400,000, if the transaction closes during the term specified by the agreement, which shall commence on the date executed by the signatories below and shall continue until terminated by either party upon thirty (30) days’ prior written notice to the other party) or the twelve (12) month period following any termination of this Agreement.

On May 6, 2022, the Company entered into an agreement with D.A Davidson & Co. to render financial advisory and investment banking services in connection with the Company’s business combination with Wag Labs, Inc (see Note 1 above). The agreement calls for D.A. Davidson & Co. to receive a contingent fee of $550,000, payable upon closing the transaction.

On November 10, 2021 the company engaged Oppenheimer & Co. Inc. (“Oppenheimer”) to serve as the non-exclusive lead placement agent for the proposed private placement of the Company’s securities, which could have taken the form of common stock, convertible or non-convertible preferred stock, convertible or non-convertible debt, and potentially warrants, to a limited number of sophisticated investors in connection with the Company’s proposed initial business combination with Wag!. The Company and Oppenheimer were to mutually agree to the number of securities sold to each investor.

The agreement with Oppenheimer called for a fee due to Oppenheimer to be equal to the sum of (i) 6.0% of the portion of gross proceeds up to and including $50 million and (ii) 4.0% of the portion of gross proceeds in excess of $50 million. Oppenheimer was to receive no less than 50.0% of the fee. Also, regardless of whether the Company consummated the placement deal, the Company agreed to pay, or reimburse if paid by Oppenheimer: (i) all reasonable and documented out-of-pocket costs and expenses incident to the placement deal and (ii) all of the Oppenheimer’s reasonable and documented out-of-pocket costs and expenses incurred in connection with Oppenheimer’s engagement.

During the period from November 11, 2021 through December 14, 2021, Oppenheimer led a PIPE investment process where its representatives went out to investors from Oppenheimer’s network and CHW’s network to raise capital in connection with the potential business combination. CHW received several offers of $30 million or more from this process, in the form of equity financing, but ultimately determined these offers were not in the best interest of CHW’s investors and the best long-term interests of CHW. Oppenheimer did not incur any expenses up to the date and hence no amounts were accrued by the Company. No other contingent liabilities amounts were to be accrued from the arrangement.

See Note 10 for subsequent events related to advisor agreements entered into, after June 30, 2022.

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

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and June 30, 2022, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 110,000,000 shares of Founder Shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 3,187,500 Ordinary Shares outstanding (excluding 12,500,000 shares subject to redemption) and after giving affect to the forfeiture of 37,500 Ordinary Shares since the underwriters’ did not exercise the over-allotment option.

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

The Company has determined that warrants issued in connection with its IPO in September 2021 are subject to treatment as equity. In order to account for the fair value of the public warrants issued in the IPO, the Company used Black Scholes Model to allocate the proceeds to the Public warrants relating to the IPO. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurements at issuance on September 1, 2021.

September 1, 2021
Share Price	$10.00
Exercise Price	$11.50
Redemption Trigger Price	$16.50
Term (years)	5
Probability of Acquisition	80%
Volatility	22%
Risk Free Rate	1.31%
Dividend Yield	0.00%

The fair value of the Public Warrants as of September 1, 2021 was $1.32. As of June 30, 2022, the Company has 12,500,000 of Public Warrants and 4,238,636 of Private Warrants outstanding respectively.

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

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
June 30, 2022		Active Markets	Observable Inputs	Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$125,190,736	—	—

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021		Active Markets	Observable Inputs	Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$125,002,997	—	—

The Company utilized a Monte Carlo simulation model to value the Founder and Representative Shares at issuance. The estimated fair value of the shares is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity in line with the timing of the and likelihood of completing a business combination. The

Ordinary Share price was assumed to fluctuate with the Company projected volatility based on comparable public companies. The term was simulated based on management’s assumptions regarding the timing and likelihood of completing a business combination.

The following table provides quantitative information for the founder share valuation.

At
September
1, 2021
Share Price	10.00
Estimated Term Remaining	1.58
Volatility	14.2%
Risk Free Rate	0.15%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred other than those mentioned below, that would require adjustments to the disclosures of the unaudited condensed financial statements.

On July 7, 2022, The board of directors of CHW Acquisition Corporation, through an extraordinary general meeting has approved, (i) the domestication of CHW as a Delaware corporation (the “Domestication”) and (ii) the Business Combination Agreement, dated as of February 2, 2022, by and among CHW, Wag Labs, Inc., a Delaware corporation (“Wag!” ),. Wag! is a leading provider of access to pet care services. In connection with the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Company will be renamed “Wag! Group Co.” (referred to herein as “New Wag!”).

On July 14, 2022, the Company entered into an agreement with Chardan Capital Markets to render financial advisory and investment banking services in connection with the Company’s business combination with Wag Labs, Inc. Pursuant to the agreement, Chardan Capital Markets is to receive a contingent fee of $400,000, payable at payable at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) 14 calendar days after the Company’s shareholder meeting approving the Transaction.

Pursuant to a certain Underwriting Agreement, dated August 30, 2021, by and between Wag! Group Co. (f/k/a CHW Acquisition Corporation the “Company”), and Chardan Capital Markets, LLC (“Chardan”), Chardan holds 56,250 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (“Common Stock”). On August 8, 2022, Chardan agreed to forfeit 50,000 Shares upon the consummation of the Company’s initial business combination with Wag Labs, Inc.

On August 5, 2022, the Company entered into Forward Share Purchase Agreements (each, a “Forward Purchase Agreement” and collectively, the “Forward Purchase Agreements”), with each of Milton Arbitrage Partners, LLC, MMCAP International Inc. SPC, Nautilus Master Fund, L.P. and Polar Multi-Strategy Master Fund (each, an “Investor” and collectively, the “Investors”) pursuant to which, on the three month anniversary of the date of the closing of the Company’s Business Combination (as defined below), the Investors may elect to sell and transfer to the Company, and the Company will purchase, in the aggregate up to 2,393,378 shares of common stock of the Company, par value $0.0001 per share (the “Investor Shares”), consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the closing of the Business Combination. The Company will acquire the Investor Shares at a price of $10.30 per share (the “Shares Purchase Price”). In exchange for the Company’s commitment to purchase the Investor Shares on the Put Date, each Investor agreed that it will not request redemption of any of the Investor Shares in conjunction with the Company’s shareholders’ approval of the Business Combination, or tender the Investor Shares to the Company in response to any redemption or tender offer that the Company may commence for its ordinary shares.

On October 27, 2021, the Company entered into an agreement with Ernst and Young LLP for due diligence services related to the Business Combination, pursuant to which the Company paid Ernst and Young LLP a fee of $155,082 after the consummation of the Business Combination.

On August 9, 2022, the parties to the Business Combination Agreement completed the Business Combination (See Note 1). Holders of 9,593,970 Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of approximately $96.2 million. The per share redemption price of approximately $10.03 for public shareholders electing redemption was paid out of the Trust Account.

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

Overview

As of June 30, 2022, we are a blank check company incorporated on January 12, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The Business Combination was successfully completed on August 9, 2022.

Results of Operations

Our entire activity through June 30, 2022 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $1,391,964 and $3,563,911 which consisted of operating expenses of $1,569,501 and $3,751,650 and interest income of $177,537 and $187,739 respectively.

For the period January 12, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021, we had a net loss of $15,873 and $4,239, which consisted of operating expenses of $15,873 and $4,239 respectively.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $168,249 in its operating bank accounts, $125,190,736 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $3,148,741. As of June 30, 2022, approximately $190,736 of the amount deposit in the Trust Account represented interest income.

Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the use of funds held outside of the Trust Account.

Based on the foregoing, management believes that the cash on hand and the funds which the Company has available following the completion of the Business Combination was sufficient to meet the Company’s needs through the consummation of the Business Combination. The substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements, has been alleviated as a result of the Business Combination consummated subsequently to June 30, 2022 (Note 1).

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

Due from related party

As of June 30, 2022, the Sponsor held $68,591 from the closing of the IPO that will be deposited as soon as practical to the Company’s operating account. Such amount was subsequently forgiven as due on the Closing Date, pursuant to the Business Combination Agreement.

Related Party Loans

On January 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of June 30, 2022, there was no outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, there were no Working Capital Loans outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of June 30, 2022, and June 30, 2021, $100,000 and $0 respectively have been paid under this arrangement. For the six-month ended June 30, 2022, $60,000 has been paid under this agreement.

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

Deferred Underwriting Fees

The underwriter was paid a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, or $2,187,500. The underwriter is entitled to a deferred fee of $0.35 per unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The Business Combination was completed on August 9, 2022, and the underwriters received the deferred underwriting fees on August 9, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 28, 2022, the Company entered into an agreement with an MKM Partners for strategic and capital markets advisory services, pursuant to which the Company will pay the MKM Partners a fee of $300,000 contingent upon the consummation of the Business Combination (please see Note 1 above).

On April 18, 2022, the Company entered into an agreement with Roth Capital Partners, LLC pursuant to which the Roth Capital Partners will receive a contingent fee of $400,000, if the transaction closes during the term specified by the agreement, which shall commence on the date executed by the signatories below and shall continue until terminated by either party upon thirty (30) days’ prior written notice to the other party) or the twelve (12) month period following any termination of this Agreement.

On May 6, 2022, the Company entered into an agreement with D.A Davidson & Co. to render financial advisory and investment banking services in connection with the Company’s business combination with Wag Labs, Inc (see Note 1 above). The agreement calls for D.A. Davidson & Co. to receive a contingent fee of $550,000, payable upon closing the transaction.

On November 10, 2021 the company engaged Oppenheimer & Co. Inc. (“Oppenheimer”) to serve as the non-exclusive lead placement agent for the proposed private placement of the Company’s securities, which could have taken the form of common stock, convertible or non-convertible preferred stock, convertible or non-convertible debt, and potentially warrants, to a limited number of sophisticated investors in connection with the Company’s proposed initial business combination with Wag!. The Company and Oppenheimer were to mutually agree to the number of securities sold to each investor.

The agreement with Oppenheimer called for a fee due to Oppenheimer to be equal to the sum of (i) 6.0% of the portion of gross proceeds up to and including $50 million and (ii) 4.0% of the portion of gross proceeds in excess of $50 million. Oppenheimer was to receive no less than 50.0% of the fee. Also, regardless of whether the Company consummated the placement deal, the Company agreed to pay, or reimburse if paid by Oppenheimer: (i) all reasonable and documented out-of-pocket costs and expenses incident to the placement deal and (ii) all of the Oppenheimer’s reasonable and documented out-of-pocket costs and expenses incurred in connection with Oppenheimer’s engagement.

During the period from November 11, 2021 through December 14, 2021, Oppenheimer led a PIPE investment process where its representatives went out to investors from Oppenheimer’s network and CHW’s network to raise capital in connection with the potential business combination. CHW received several offers of $30 million or more from this process, in the form of equity financing, but ultimately determined these offers were not in the best interest of CHW’s investors and the best long-term interests of CHW. Oppenheimer did not incur any expenses up to the date and hence no amounts were accrued by the Company. No other contingent liabilities amounts were to be accrued from the arrangement.

On July 14, 2022, the Company entered into an agreement with Chardan Capital Markets to render financial advisory and investment banking services in connection with the Company's business combination with Wag Labs, Inc. Pursuant to the agreement, Chardan Capital Markets is to receive a contingent fee of $400,000, payable at payable at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) 14 calendar days after the Company's shareholder meeting approving the Transaction.

Pursuant to a certain Underwriting Agreement, dated August 30, 2021, by and between Wag! Group Co. (f/k/a CHW Acquisition Corporation the “Company”), and Chardan Capital Markets, LLC (“Chardan”), Chardan holds 56,250 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (“Common Stock”). On August 8, 2022, Chardan agreed to forfeit 50,000 Shares upon the consummation of the Company's initial business combination with Wag Labs, Inc.

On August 5, 2022, the Company entered into Forward Share Purchase Agreements (each, a “Forward Purchase Agreement” and collectively, the “Forward Purchase Agreements”), with each of Milton Arbitrage Partners, LLC, MMCAP International Inc. SPC, Nautilus Master Fund, L.P. and Polar Multi-Strategy Master Fund (each, an “Investor” and collectively, the “Investors”) pursuant to which, on the three month anniversary of the date of the closing of the Company's Business Combination (as defined below), the Investors may elect to sell and transfer to the Company, and the Company will purchase, in the aggregate up to 2,393,378 shares of common stock of the Company, par value $0.0001 per share (the “Investor Shares”), consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the closing of the Business Combination. The Company will acquire the Investor Shares at a price of $10.30 per share (the “Shares Purchase Price”). In exchange for the Company's commitment to purchase the Investor Shares on the Put Date, each Investor agreed that it will not request redemption of any of the Investor Shares in conjunction with the Company's shareholders' approval of the Business Combination, or tender the Investor Shares to the Company in response to any redemption or tender offer that the Company may commence for its ordinary shares.

On October 27, 2021, the Company entered into an agreement with Ernst and Young LLP for due diligence services related to the Business Combination, pursuant to which the Company paid Ernst and Young LLP a fee of $155,082 after the consummation of the Business Combination.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the improper accounting and reporting for certain expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments and the improper accounting and reporting for certain expenses as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

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

WAG! GROUP CO.

Date: August 15, 2022	By:	/s/ Garrett Smallwood
	Name:	Garrett Smallwood
	Title:	(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Alec Davidian
	Name:	Alec Davidian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)