Form 10-Q
period 2022-09-30
Wag! Group Co.
filed 2022-11-10
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-40764
_______________________
WAG! GROUP CO.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	45-2546501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Francisco Street, Suite 360 San Francisco, California	94133
(Address of Principal Executive Offices)	(Zip Code)
(707) 324-4219
Registrant's telephone number, including area code
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 9, 2022, there were approximately 36,782,888 shares of the registrant’s common stock outstanding.

Explanatory Note

On August 9, 2022 (the “Closing Date” or "Merger Date"), CHW Acquisition Corporation, our predecessor company and a special purpose acquisition company (“CHW”) sponsored by CHW Acquisition Sponsor, LLC ("the Sponsor"), consummated the previously announced merger (the “Merger”) with Wag Labs, Inc., a Delaware corporation and an American pet services marketplace company powering a mobile-first technology platform that enables on-demand and scheduled dog walking, overnight care, training, and other pet care services (“Legacy Wag!”), and CHW Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of CHW. Pursuant to the Merger, Merger Sub merged with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW. The Merger was approved by CHW’s stockholders at a meeting held on July 28, 2022.
Immediately following the closing of the business combination, our name was changed to Wag! Group Co. (“New Wag!” or "Wag!") and our common stock and warrants to purchase common stock trade on Nasdaq under the symbols “PET” and “PETWW”, respectively.

For more information about the Merger, see Note 1 - Description of the Business to the unaudited condensed consolidated financial statements below.

Unless otherwise stated or unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (1) “Legacy Wag!” refers to Wag Labs, Inc., a Delaware corporation, prior to the Merger, (2) “CHW” refers to CHW Acquisition Corporation, a Cayman Islands entity and our legal predecessor, prior to the Merger, and (3) “Wag!,” "New Wag!", the “Company,” “Registrant,” “we,” “us” and “our” refers to Wag! Group Co., a Delaware corporation formerly known as CHW Acquisition Corporation, and where appropriate, our wholly owned subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words. Statements that are not historical in nature, including the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions are intended to identify forward-looking statements. These statements include those related to the Company’s ability to further develop and advance its pet service offerings and achieve scale; ability to attract personnel; market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this press release, including but not limited to: management’s financial outlook for 2022; market adoption of the Company’s pet service offerings and solutions; the ability of the Company to protect its intellectual property; changes in the competitive industries in which the Company operates; changes in laws and regulations affecting the Company’s business; the Company’s ability to implement its business plans, forecasts and other expectations, and identify and realize additional partnerships and opportunities; and the risk of downturns in the market and the technology industry. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties, including information described under Part II, Item 1A: “Risk Factors of this Quarterly Report on Form 10-Q and other documents filed by the Company from time to time with the Securities and Exchange Commission. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

Part I. Financial Information
Item 1. Financial Statements
Wag! Group Co.
(f/k/a CHW Acquisition Corporation)
Condensed Consolidated Balance Sheets
(in thousands, except for share amounts and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,024	$2,845
Restricted cash	24,719	—
Short-term investments available for sale	—	2,554
Accounts receivable, net	6,336	2,638
Prepaid expenses and other current assets	3,554	3,043
Deferred offering costs	—	930
Total current assets	$62,633	$12,010
Property and equipment, net	67	90
Operating lease, right of use assets, net	263	—
Intangible assets, net	2,517	2,888
Goodwill	1,427	1,427
Other assets	78	47
Total assets	$66,985	$16,462
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$4,961	$2,299
Accrued expenses and other current liabilities	5,556	4,601
Deferred revenue	2,186	1,888
Deferred purchase consideration – current portion	750	750
Operating lease liabilities	313	—
Notes Payable – current portion	1,169	442
Forward share purchase agreements derivative liability	19,668	—
Total current liabilities	34,603	9,980
Notes Payable – non-current portion, net of debt discount and warrant allocation of $7.8 million	24,494	1,200
Deferred purchase consideration – non-current portion	651	1,130
Total liabilities	$59,748	$12,310
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 1,000,000 shares and 24,545,386 shares authorized and nil and 23,858,824 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $67,417 as of December 31, 2021	—	110,265
Total mezzanine equity	$—	$110,265
Stockholders’ deficit:
Common stock, $0.0001 par value, 110,000,000 and 43,763,126 shares authorized, 38,095,337 and 6,121,253 outstanding at September 30, 2022 and December 31, 2021, respectively	$4	$1
Additional paid-in capital	161,454	3,736
Accumulated deficit	(154,221)	(109,850)
Total stockholders’ equity (deficit)	7,237	(106,113)
Total liabilities, mezzanine equity and stockholders’ deficit	$66,985	$16,462
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
(f/k/a CHW Acquisition Corporation)
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except for share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$15,379	$5,880	$37,829	$12,036
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,021	861	3,027	1,934
Platform operations and support	5,641	2,508	11,035	7,768
Sales and marketing	11,290	3,151	24,656	4,991
General and administrative	23,781	1,972	28,546	4,968
Depreciation and amortization	134	122	431	232
Total costs and expenses	41,867	8,614	67,695	19,893
Change in fair value of derivative liability	(13,708)	—	(13,708)	—
Gain on forgiveness of PPP loan	—	3,482	—	3,482
Interest (expense) income, net	(735)	9	(784)	(5)
Income (loss) before income taxes	(40,931)	757	(44,358)	(4,380)
Income tax benefit (expense)	—	797	(13)	793
Net income (loss)	$(40,931)	$1,554	$(44,371)	$(3,587)
Net earnings (loss) per share
Basic	$(1.67)	$0.26	$(3.60)	$(0.64)
Diluted	$(1.67)	$0.04	$(3.60)	$(0.64)
Weighted average common shares outstanding (basic)	24,534,325	5,885,755	12,322,230	5,616,077
Weighted average common shares outstanding and dilutive potential common shares (diluted)	24,534,325	37,473,059	12,322,230	5,616,077
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
(f/k/a CHW Acquisition Corporation)
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit
(Unaudited)
(in thousands, except share data)

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,545,386	$110,265	6,297,398	$1	$3,736	$(109,850)	$—	$(106,113)
Reverse recapitalization	(686,562)	—	(176,145)	—	—	—	—	—
As adjusted, beginning of period	23,858,824	$110,265	6,121,253	$1	$3,736	$(109,850)	$—	$(106,113)
Shares issued upon exercise of stock options	—	—	19,926	—	—	—	—	—
Preferred Series P Issuance, net of issuance costs	1,100,000	10,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	(3,440)	—	(3,440)
Balance at June 30, 2022	24,958,824	$121,190	6,141,179	$1	$3,830	$(113,290)	$—	$(109,459)
Shares issued upon exercise of stock options	—	—	1,761	—	—	—	—	—
Conversion of Series P preferred stock to common	(1,100,000)	(10,925)	1,100,000	—	10,925	—	—	10,925
Conversion of preferred to common stock	(23,858,824)	(110,265)	23,858,824	2	110,263	—	—	110,265
Stock-based compensation	—	—	47,609	—	55	—	—	55
Stock-based compensation due to Earnout Shares	—	—	—	—	23,867	—	—	23,867
Issuance of Community Shares	—	—	300,000	—	1,971	—	—	1,971
Business Combination with CHW, net of transaction costs and other related shares	—	—	6,645,964	1	10,543	—	—	10,544
Net loss	—	—	—	—	—	(40,931)	—	(40,931)
Balance at September 30, 2022	—	$—	38,095,337	$4	$161,454	$(154,221)	$—	$7,237

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock, net of Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,545,386	$110,265	5,629,095	$1	$3,345	$(103,539)	$1	$(100,192)
Reverse recapitalization	(686,562)	—	(157,452)	—	—	—	—	—
As adjusted, beginning of period	23,858,824	$110,265	5,471,643	$1	$3,345	$(103,539)	$1	$(100,192)
Shares issued upon exercise of stock options	—	—	9,315	—	1	—	—	1
Stock-based compensation	—	—	—	—	122	—	—	122
Net loss	—	—	—	—	—	(5,141)	—	(5,141)
Balance at June 30, 2021	23,858,824	$110,265	5,480,958	$1	$3,468	$(108,680)	$1	$(105,210)
Shares issued upon exercise of stock options	—	$—	9,942	$—	$1	$—	$—	$1
Shares issued upon acquisition	—	$—	621,362		$166			$166
Stock-based compensation	—	—	—	—	60	—	—	60
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	1,554	—	1,554
Balance at September 30, 2021	23,858,824	$110,265	6,112,262	$1	$3,695	$(107,126)	$—	$(103,430)
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
(f/k/a CHW Acquisition Corporation)
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(44,371)	$(3,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,016	182
Loss on disposal of property and equipment	—	14
Gain on PPP loan forgiveness	—	(3,482)
Amortization (accretion) from investments and financing arrangements	141	—
Provision for deferred taxes	—	(792)
Depreciation and amortization	431	232
Issuance of Community Shares to Pet Caregivers	1,971	—
Noncash interest – deferred purchase consideration	83	—
Noncash change in fair value of derivatives	13,708	—
Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(1,866)
Prepaid expenses and other current assets	(512)	(687)
Other assets	—	879
Accounts payable	2,662	(233)
Operating lease liabilities	19	—
Accrued expenses and other current liabilities	1,674	(897)
Deferred revenue	298	35
Other non-current liabilities	—	(148)
Net cash used in operating activities	(3,578)	(10,350)
Cash flows from investing activities
Purchases of short-term investments	—	(15,618)
Proceeds from sale and maturity of short-term investments	2,550	22,083
Payment of deferred purchase consideration	(562)	(1,509)
Purchase of property and equipment	(36)	—
Net cash provided by investing activities	1,952	4,956
Cash flows from financing activities
Proceeds from exercises of stock options	—	2
Payments on PPP loan	(331)	—
Proceeds from Blue Torch Financing Agreement	29,445	—
Proceeds from the issuance of Series P preferred stock, net of issuance costs	10,925	—
Proceeds from Business Combination with CHW, net of transaction costs	11,485	—
Net cash provided by financing activities	51,524	2
Net change in cash, cash equivalents, and restricted cash	49,898	(5,392)
Cash, cash equivalents and restricted cash at beginning of period	2,845	7,065
Cash, cash equivalents and restricted cash at end of period	$52,743	$1,673
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	(784)	—
Cash paid during the year for income taxes	14	—
Shares issued upon acquisition	—	166
Non-cash financing transactions:
Forward share purchase agreements	5,242	—
Conversion of preferred shares to common stock	(121,188)	—
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co. (formerly known as CHW Acquisition Corp)
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of the Business
Wag! Group. Co. (“Wag!”, "Wag", the “Company”, “we” or “our”) formerly known as CHW Acquisition Corporation is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enables independent pet caregivers (“PCG”) to connect with pet parents (“Services”) and third party service partners to provide a suite of pet wellness services and products (“Wag! Wellness” or "Wellness"), including pet expert advice, pet wellness plans, and pet insurance comparison tools. The platform allows pet parents (also referred to as “end-user(s)”), who require specific pet care services, to make service requests in the platform, which are then fulfilled by PCGs. Additionally, in August 2021, the Company launched a suite of pet wellness services and products (“Wag! Wellness”), including pet expert advice, pet wellness plans, and pet insurance comparison tools. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or "Merger Date"), Wag! Labs, Inc. ("Legacy Wag!"), CHW Acquisition Corporation (“CHW”), and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon completion of the Merger on August 9, 2022, the Company changed its name to Wag Group Co. and effectively assumed all of CHW’s material operations. Refer to Note 3 - Business Combinations for more information regarding the Merger.
2.    Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited financial statements.
These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2022 and its results of operations, changes in mezzanine equity and stockholders’ deficit and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
The shares and per share amounts, prior to the Merger, have been retroactively restated as shares reflecting conversion at the exchange ratio of 0.97 established in the Business Combination Agreement.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance of the Company. As such, the Company has determined that it operates as one operating segment.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, assumptions used in the valuation of common and preferred stock, valuation of stock- based compensation and warrants, and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Certain Significant Risks and Uncertainties
The Company has experienced negative cash flows since inception and had an accumulated deficit of $154.2 million and $109.9 million as of September 30, 2022 and December 31, 2021, respectively. Historically, the Company has primarily financed its operations through equity financings. The Company intends to finance its future operations through its existing cash and investments. The Company believes that these sources of liquidity will be sufficient to meet its operating needs for at least the next 12 months.
Since December 2019, the coronavirus (“COVID-19”) has spread throughout the United States and in many other countries globally. The extent to which the Company’s operations will continue to be impacted by the COVID-19 pandemic will depend largely on future developments including the emergence of new variants and actions by government authorities and private businesses to contain new outbreaks of the pandemic or respond to its impact, among other things. The COVID-19 pandemic has impacted our business operations, results of operations, financial position, liquidity, and cash flows. The Company’s revenues in 2021 decreased compared to the pre-COVID revenues, and the extent of the impact of the pandemic on our business and financial results will depend largely on future developments both globally and within the United States, including the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-user’ behavior, all of which are highly uncertain and cannot be predicted.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit as well as investments in money market funds that are readily convertible into cash and purchased with original maturities of three months or less.

Restricted Cash
Restrictions on cash primarily relate to funds that are held to support contractual obligations. As of September 30, 2022, this restricted cash balance comprises $24.7 million placed in escrow, and associated interest earned on that balance, in connection with the requirements of the Forward Purchase Agreements entered into by the Company in connection with the Business Combination as more fully described in Note 3 - Business Combinations.
Investments
Investments consist mainly of short-term U.S. government and agency securities, money market funds, commercial paper, and corporate bonds. The Company invests in a diversified portfolio of investments and limits the concentration of its investment in any particular security. Securities with original maturities greater than three months, but less than one year, are included in current assets. All investments are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Management judges whether a decline in value is temporary based on the length of time that the fair market value has been below cost and the severity of the decline. There were no impairments of investments recorded in the nine months ended September 30, 2022 and 2021.
Accounts Receivable
Accounts receivable primarily represent amounts charged by payment processors on behalf of the Company that are in the process of clearing. These amounts are generally cleared in one to three business days. Additionally, the Company records accounts receivable for commission fees earned but not yet received from third parties in connection with Wag! Wellness services. Substantially all accounts receivable are collected and bad debt expense or the allowance for doubtful accounts were not material.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are as follows:

Estimated useful life
Equipment	3 years
Capitalized software	3 years
Leasehold improvements	Shorter of estimated useful life or lease term
Maintenance and repair costs are charged to expense as incurred.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test is performed in the fourth quarter of each year and the Company’s impairment tests are based on a single operating segment and reporting unit structure. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.
Intangible Assets, Net
Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight- line basis over their estimated useful lives.

Impairment of Intangible Assets
The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to its estimated fair value. No impairment of definite- lived intangible and long-lived assets was recorded for the nine months ended September 30, 2022 and 2021.
Software Development Costs
The Company incurs costs related to the development of its technology platform. The Company will begin to capitalize costs related to technology development when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the technology will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for significant enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades. Capitalized development costs are included in property and equipment, net, in the balance sheets, and amortization expense is included in depreciation and amortization in the statements of operations.
Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
For all stock options granted, the Company calculates the expected term using the simplified method as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term, and the options have characteristics of “plain-vanilla” options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Due to the limited trading history of the Company’s common stock, the expected volatility assumption is generally based on volatilities of a peer group of similar companies whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available. The Company utilizes a dividend yield of zero, as it has no history or plan of declaring dividends on its common stock.
The Company generally recognizes compensation expense using a straight-line amortization method over the respective service period for awards that are ultimately expected to vest. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 has been reduced for actual forfeitures.
In connection with the Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger, have the contingent right to Earnout Shares as more fully described in Note 3 - Business Combinations. For Eligible Company Equityholders who were employees or members of management immediately prior to the completion of the Merger, the rights to the Earnout Shares fully vested on the Merger Date and represent a separate award from their existing share-based payment award. In addition, the rights of the Earnout awards are not dependent upon continued employment by the employee or management with the Company in order to receive the Earnout shares if the conditions of issuance are met in the future. The Company determined that the market condition will not affect the term over which the related compensation expense will be recorded because the employee is not required to be employed at the time the market condition is achieved in order to vest in the award. As such, all service conditions were met and, in accordance with ASC 718, Compensation - Stock Compensation (“ASC

718”), the company recorded a charge to stock compensation of $23.9 million on the Merger Date for the full fair value of the employee and management Earnout Shares awarded.
Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of assets and liabilities result in a deferred tax asset, the Company evaluates the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We regularly review the deferred tax assets for recoverability based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the nine months ended September 30, 2022 and 2021.
Fair Value
The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value.
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs for which there are little or no market data and that are significant to the fair value of the assets or liabilities.
The carrying amounts of financial instruments, including cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair value due to their short period of maturities.
Concentration of Credit Risk
Cash, cash equivalents, investments, and amounts at payment processors are potentially subject to concentration of credit risk. Such balances are maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times, such deposits may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its deposits.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. Through its Services offerings, the Company principally generates Service revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a pet parent. The Company also generates revenue from subscription fees paid by pet parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through its Wellness offerings, the Company generates revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of the Company’s arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
The Company enters into terms of service with PCGs and pet parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with PCGs (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the PCGs for each transaction. Upon acceptance of a transaction, PCGs agree to perform the services that are requested by a pet parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the PCGs after both the PCGs and pet parent accept a transaction request and the PCGs ability to cancel the transaction lapses. For Wag! Wellness revenue, the Company enters into agreements with third party service partners which define the action by a pet parent that results in the Company earning and receiving a commission fee from the third-party service partner.
Wag!’s service obligations are performed, and revenue is recognized for fees earned from PCGs related to the facilitation and completion of a pet service transaction between the pet parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the pet parent. Unused subscription amounts are recorded as gift card and subscription liabilities on the condensed consolidated balance sheet. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness revenue performance obligation is completed, and revenue is recognized when an end-user completes an action or conversion activity.
Principal vs. Agent Considerations
Judgment is required in determining whether the Company is the principal or agent in transactions with PCGs and pet parents. The Company evaluated the presentation of revenues on a gross or net basis based on whether the Company controls the service provided to the pet parent and is the principal (i.e., “gross”), or whether the Company arranges for other parties to provide the service to the pet parent and is an agent (i.e. “net”). This determination also impacts the presentation of incentives provided to both PCGs and pet parents, as well as discounts and promotions offered to pet parents to the extent they are not customers.
The Company’s role in a transaction on the platform is to facilitate PCGs finding, applying, and completing a successful pet care service for a pet parent. The Company has concluded it is the agent in transactions with PCGs and pet parents because, among other factors, the Company’s role is to facilitate pet service opportunities to PCGs and it is not responsible for nor controls the delivery of pet services provided by the PCGs to the pet parents.
Gift Cards
The Company sells gift cards that can be redeemed by pet parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in gift card and subscription liabilities on the balance sheets until pet parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to PCGs. Unused gift cards are recorded as gift card and subscription liabilities on the consolidated balance sheet.

Incentives
The Company offers discounts and promotions to encourage use of the Company’s platform. These are offered in various forms of discounts and promotions and include:
Targeted pet parent discounts and promotions: These discounts and promotions are offered to a limited number of pet parents in a specific market to acquire, re-engage, or generally increase pet parents’ use of the platform, and are akin to a coupon. The Company records the cost of these discounts and promotions as sales and marketing expenses at the time they are redeemed by the pet parent.
Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the price pet parents pay PCGs for services. These promotions result in a lower fee earned by the Company from the PCG. Accordingly, the Company records the cost of these promotions as a reduction of revenues at the time the PCG service is completed. Discounts on services offered through our subscription program are also recorded as a reduction of revenues.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues consists of costs directly related to revenue generating transactions, which primarily includes fees paid to payment processors for payment processing fees, hosting and platform-related infrastructure costs, third-party costs for background checks for Pet Caregivers, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.
Platform Operations and Support
Platform operations and support expenses include personnel-related compensation costs of technology and operations teams, and third-party operations support costs.
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team, advertising expenses, and pet parent incentives. Sales and marketing expenses are expensed as incurred. Advertising expenses, excluding the impact of partnership investment costs, were $1.7 million and $1.8 million months ended September 30, 2022 and 2021, respectively, and $5.2 million and $2.7 million during the nine months ended September 30, 2022 and 2021, respectively.
General and Administrative
General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, and legal as well as insurance and other expenses used to operate the business.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with the Company’s property and equipment. Amortization includes expenses associated with the Company’s capitalized software and website development, as well as acquired intangible assets.
Earnings (Loss) Per Share
The Company computes net income (loss) per common stock following the two-class method required for multiple classes of common stock and participating securities. The Company considers the redeemable preferred stock to be participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable preferred stock and common stock pro rata. Holders of the Company’s redeemable preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the nine months ended September 30, 2022 and 2021 were not allocated to these participating securities.
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common stock is the same as basic net loss per common stock, because all potentially dilutive securities are anti-dilutive.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 9 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 10 - Stockholders’ Deficit and Mezzanine Equity.
Forward Share Purchase Agreements
The Company accounts for the Forward Share Purchase Agreements ("FPAs"") as a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodies an obligation to repurchase the Company’s shares by paying cash. Therefore, the option is classified as a current liability and is measured at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses from changes in the fair value of the FPAs is reflected in the Condensed Consolidated Statements of Operations.This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Condensed Consolidated Statement of Operations. For more information, refer to Note 6 - Fair Value Measurements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, certain Money market funds have been reclassified out of Short-term investments available for sale and into Cash and cash equivalents on the Condensed Consolidated Balance Sheet, and Statement of Cash Flows.
Recent Accounting Pronouncements Adopted
The Company has applied the option given to public companies to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same time periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. When permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as private companies, as indicated below.
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize all leases with initial terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company also elected the practical expedient to combine non-lease components and lease components for real estate leases. Upon adoption, the Company recorded $0.5 million of right-of-use assets and $0.5 million of lease liabilities on its condensed consolidated balance sheet.
On January 1, 2022, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles of Topic 740 and provides clarification and simplification of existing guidance. The adoption of ASU 2019-12 did not have a material effect on the consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans, and other instruments.
In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC. ASU No. 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.
Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect the enactment of the IRA will have an impact on the Company’s financial statements in 2022. The Company does not expect to be an applicable corporation subject to the AMT tax in 2023 based on its reported GAAP earnings for the past three years.
3.    Business Combinations
Business Combination with CHW
As described in Note 1, the Merger with CHW was consummated on August 9, 2022 (the “Merger Date”). On the Merger Date, Wag Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corporation, a Cayman Islands exempted company (“CHW”), and CHW Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of CHW (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 2, 2022, by and among Legacy Wag!, CHW, and Merger Sub (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of CHW’s shareholders held on July 28, 2022 (the “Special Meeting”).
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Wag! and CHW was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination on the day prior to the Merger Date, CHW changed its name from CHW Acquisition Corporation to Wag! Group Co.
The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, CHW was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Wag! issuing shares for the net assets of CHW, accompanied by a recapitalization. The shares and net earnings (loss) per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock). The net assets of CHW have been recognized at carrying value, with no goodwill or other intangible assets recorded. Wag! accounted for the acquisition of CHW based on the amount of net assets acquired upon consummation.

Wag! has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Wag!’s shareholders have a majority of the voting power of the Post-Combination Company;
•Wag! appointed the majority of the board of directors of the Post-Combination Company;
•Wag!’s existing management comprises the management of the Post-Combination Company;
•Wag! comprises the ongoing operations of the Post-Combination Company; and
•Wag! is the larger entity based on historical revenue and has the larger employee base.
In connection with the Special Meeting and the Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $23.9 million was placed in escrow (and classified as Restricted Cash) in accordance with the Forward Share Purchase Agreements (see section below entitled "Forward Purchase Agreements" for additional information). As of the date of the Merger, the Company also entered into a financing arrangement Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 9 - Debt for additional information). Additionally, the Company received $5 million from the PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.
Upon the consummation of the Merger, the following transactions occurred (the “Conversion”):
i.all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described in part (vi) below), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate as calculated pursuant to the Business Combination Agreement;
ii.the cancellation of each issued and outstanding share of Legacy Wag!’s common stock and the conversion into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio of 0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock;
iii.the conversion of 91,130 warrants issued and outstanding by Legacy Wag! in 2017 to two lenders (the “Legacy Wag! Common Warrants”) into warrants exercisable for shares of the Company’s common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants (further described in Note 10 - Stockholders’ Deficit and Mezzanine Equity);
iv.the conversion of all outstanding vested and unvested options to purchase shares of Legacy Wag! common stock (the “Legacy Wag! Options”) into options exercisable for shares of the Company’s common stock with the same terms and conditions as were applicable to the Legacy Wag! Options immediately prior to the Conversion, except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of 0.97 for Legacy Wag! Options;
v.the conversion of the outstanding restricted stock unit award covering shares of Legacy Wag! common stock (each, a “Legacy Wag! RSU Award”) into awards covering a number of shares of Wag! common stock (rounded down to the nearest whole number) with the same terms and conditions as were applicable to the Legacy Wag! RSU Awards immediately prior to the Conversion, except for the number of shares subject to the award, which was adjusted using the exchange ratio of 0.97 for Legacy Wag! RSU Awards;

vi.the conversion of 1,100,000 shares of Legacy Wag! Series P Shares into the Company’s common stock on a one-for-one basis;
vii.the issuance and sale of 500,000 CHW ordinary shares for a purchase price of $10.00 per share and an aggregate purchase price of $5,000,000 immediately prior to or substantially concurrently with the Merger Date;
viii.immediately prior to the Effective Time, each CHW ordinary share (including any Sponsor Shares (as defined below) not forfeited) was converted into shares of the Company’s common stock;
ix.the cancellation of 13,327 founder shares held by the Sponsor in accordance with the terms of the CHW Founders Stock Letter (as defined below) and the Business Combination Agreement;
x.the issuance of 300,000 Wag! Community Shares ("Community Shares") that the Company may distribute to members of the pet wellness and welfare community as identified by our officers and directors; and
xi.the cancellation of 20,000 founder shares held by Sponsor in connection with the Business Combination and in accordance with the CHW Founders Stock Letter and the Business Combination Agreement.
Forward Share Purchase Agreements
Simultaneously with the closing of the Business Combination, the Company deposited $24.7 million into an escrow account pursuant to Forward Share Purchase Agreements ("FPAs") entered into by CHW on August 5, 2022. In accordance with the FPAs, on the Put Date, the date of the purchase by the Company of the Investor Shares, the participating investors may elect to sell and transfer to the Company, and the Company will purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the Merger Date. In conjunction with the sale of the Investor Shares to the Company, each Investor shall notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor is exercising its right to sell the Investor Shares that such Investor holds to the Company pursuant to the FPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice is timely delivered by an Investor to the Company and the Escrow Agent, the Company will purchase from such Investor the Investor Shares held by such Investor on the Put Date. If the Investor sells any Investor Shares in the open market after the Merger Date and prior to Put Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent shall release from the Escrow Account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.
The Company’s purchase of the Investor Shares will be made with funds from the escrow account attributed to the Investor Shares. In the event that an Investor sells any Investor Shares in an Early Sale, it shall provide notice to the Company and the Escrow Agent within three business days of such sale, and the Escrow Agent shall release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Investor Shares which the Investor has sold. In the event that the Investor chooses not to sell to the Company any Investor Shares that the Investor owns as of the three-month anniversary of the Merger Date, the Escrow Agent shall release all remaining funds from the escrow account for the Company’s use without restriction. The Company accounts for the FPAs as a derivative liability, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. For more information, see Note 6 - Fair Value Measurements.
On November 1, 2022, the Company entered into an amendment to the Forward Purchase Agreement (the “Amended Agreement”) for approximately 955 thousand shares. The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, the remaining 1.4 million Forward Share Purchase Agreements holders elected to have the Company repurchase their remaining shares covered by the FPAs for an aggregate repurchase price of $14.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch Finance, LLC. See Note 9 - Debt for additional information.

Reverse Recapitalization
The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2022 (in thousands):

Reverse Recapitalization
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,729)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs	$11,485

Number of Shares
CHW public shares, prior to redemptions¹	12,500,000
Less redemption of CHW shares	(9,593,970)
CHW public shares, net of redemptions	2,906,030
Sponsor Shares	3,117,500
PIPE and Backstop Shares	500,000
Business Combination and Financing Shares	6,523,530
Other share activity (Analyst Shares², Warrant Exercises)	122,434
Business Combination, Financing Shares and Other Related Shares	6,645,964
Legacy Wag! Shares³	31,100,000
Total shares of common stock immediately after Business Combination	37,745,964
¹ Includes 2,393,378 shares of common stock of the Company subject to the Forward Share Purchase Agreements.
² 50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share.
³ The number of Legacy Wag! shares was determined from the shares of Legacy Wag! common and preferred stock outstanding immediately prior to the closing of the Business Combination of 30,863,283, which are presented net of the common and preferred stock redeemed, converted at the exchange ratio of approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common and preferred stock with the exception of 1,100,000 Legacy Wag! Series P Shares which converted into the Company’s common stock on a one-for-one basis.

Earnout Compensation
In connection with the Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger, have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000, and 5,000,000, shares of Wag! common stock, respectively. The Earnout Shares will be issued following the Business Combination, only if certain Wag! share price conditions are met over a three-year period from the effective Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three year period from the Merger Date as defined in the Business Combination Agreement as:
1. 5,000,000 shares are earned if the stock price of the Company is or exceeds $12.50 for 20 out of any 30 consecutive trading days (“Triggering Event I”)
2. 5,000,000 shares earned if the stock price of the Company is or exceeds $15.00 for 20 out of any 30 consecutive trading days (“Triggering Event II”); and
3. 5,000,000 shares earned if the stock price of the Company is or exceeds $18.00 for 20 out of any 30 consecutive trading days (“Triggering Event III”) (collectively, the “Triggering Events”).

Additionally, if there is a change of control transaction, the agreed upon selling price of the Company on a per share basis, would be the fair value of the shares inclusive of the resulting triggered Earnout Shares upon consummation of the proposed transaction. The per share price in a change in control would be used to determine whether the Triggering Events have been met, and depending on the per share price, a certain number of shares will be issued.
The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout shares are not included in shares outstanding. As of the date of the Business Combination, the Earnout share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and $18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the Business Combination Agreement. The following table provides a range of assumptions used to determine fair value:

	Stock Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Earnout Shares	$8.28	—%	44.00%	3.20%	3
As a result of the issuance of Community Shares, stock compensation expense incurred in connection with the Earnout Shares, and fair value measurement of the FPAs the Company incurred $39.5 million in transaction related charges in the third quarter of September 30, 2022 within General and administrative, Sales and marketing and Platform operations and support, and Change in fair value of derivative liability on the Condensed Consolidated Statements of Operations.
Acquisition of Compare Pet Insurance, Inc.
On August 3, 2021, the Company acquired Compare Pet Insurance, Inc. ("CPI") for $3.5 million in cash consideration, and $0.17 million in common stock consideration, consisting of a total of 639,000 units of common stock. Of the cash consideration purchase price, $1.5 million was paid on the acquisition date and the remaining $2.0 million paid pro-rata quarterly over the next three years starting in the fourth quarter of 2021. The deferred purchase consideration, which was recorded at its fair value on the acquisition date, is presented in accrued expenses and other current liabilities, as well as other non-current liabilities on the consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet, were $1.4 million and $1.9 million, respectively. No working capital was acquired from CPI.
The purchase consideration allocation was as follows (in thousands):

As of August 3, 2021
Intangible assets	$3,045
Goodwill	1,427
Deferred tax liabilities	(792)
Total purchase consideration	$3,680

The table below summarizes the fair value and the estimated useful lives of the acquired intangible assets (in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$648	4
Strategic customer relationships and licenses	2,121	5-10
Tradename	276	7
Total intangible assets	$3,045
Goodwill recorded in connection with the acquisition is primarily attributed to the assembled workforce and anticipated operational synergies. The resulting goodwill is not deductible for tax purposes.
4.    Revenues
The following table presents the Company’s revenues disaggregated by offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue	$5,866	$4,356	$15,973	$10,512
Wellness revenue	9,513	1,524	21,856	1,524
Total revenues	$15,379	$5,880	$37,829	$12,036
5.    Contract Liabilities
The timing of services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in gift card and subscription liabilities on the balance sheets is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on our platform. The contract liabilities balance was $2.2 million and $1.9 million as of the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. Revenues recognized for the nine months ended September 30, 2022 and 2021 related to the Company’s contract liabilities as of the beginning of the year was $0.3 million and $0.1 million, respectively.
6.    Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy, are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$23,566	$—	$—	$23,566
Restricted cash
Money market funds	24,719	—	—	24,719
Total financial assets	$48,285	$—	$—	$48,285
Liabilities:
Forward share purchase agreements	$—	$—	$19,668	$19,668
Total financial liabilities	$—	$—	$19,668	$19,668

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$837	$—	$—	$837
Short-term investments
Corporate bonds	—	2,554	—	2,554
Total financial assets	$837	$2,554	$—	$3,391
Unrealized gains and losses for the three and nine months ended September 30, 2022 and 2021 are immaterial.
Forward Share Purchase Agreements Liability

The liability for the Forward Share Purchase Agreements ("FPAs") was valued using a Black-Scholes Option Pricing formula, which is considered to be a Level 3 fair value measurement. The fair value of the FPAs are based on the current stock price and a weighted average of historical volatilities from select benchmark companies. The following table presents a summary of the changes in the fair value of the FPAs liability, a Level 3 liability, measured on a recurring basis:

FPA
Fair Value as of August 9, 2022	$5,960
Change in fair value	13,708
Fair value as of September 30, 2022	$19,668
The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	September 30, 2022	August 9, 2022
Exercise price	$10.30	$10.30
Stock price	$2.05	$8.28
Volatility	42.0%	70.0%
Term (in years)	0.25	0.25
Risk-free rate	2.9%	2.7%
Dividend Yield	—%	—%
7.    Leases
Operating Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2022 and 2023. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the noncancellable lease term.
In April 2019, the Company entered into a non-cancellable agreement to lease office space in Mountain View, California. The lease is a three-year operating lease, which includes scheduled rent escalations during the lease term. The Company had an option to extend the lease through 2025, although the Company did not exercise the option and the lease expired in the third quarter of 2022.
In February 2020, the Company entered into a non-cancellable sublease agreement for its Mountain View office space. The sublease agreement commenced on April 1, 2020. Under the term of the sublease agreement, the Company received $2.0 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ended in July 2022. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $0.7 million, respectively, of sublease income under this agreement.

In February 2020, the Company entered into a non-cancellable agreement to lease additional office space in Mountain View, California for a one-year period. There was no option to extend the lease.
In November 2021, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona for a 21-month period. The lease contains an escalation clause and free rent. There is no option to extend the lease.
Non-cash activities involving Right of Use ("ROU") assets, including the impact of adopting the new lease standard on January 1, 2022, were $0.5 million in assets and $0.5 million in liabilities. The Company made $0.4 million of cash payments, net of sublease income, for the Company’s operating leases in the nine months ended September 30, 2022. Rent expense for operating leases, as previously reported under former lease accounting standards, net of sublease income, was $2.6 million for the nine months ended September 30, 2021.
As of September 30, 2022, the future minimum lease payments required under operating leases were as follows (in thousands):

2022 (remaining three months)	$92
2023	227
Total minimum lease payments	$319
The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases is 11 months and 11% at September 30, 2022. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
The Company's corporate headquarters are located in San Francisco, California, pursuant to an operating lease that was to expire in August 2023. On October 28, 2022, the lease agreement was amended to extend for a period of 30 months through February 28, 2026. The monthly base rent will be $20.4 thousand for the first year and will increase by 3.0% per year over the initial term.
8.    Commitments and Contingencies
Legal and other contingencies
From time to time, the Company may be a party to litigation and subject to claims, including non- income tax audits, in the ordinary course of business. The Company accrues a liability when management believes information available to it prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims cannot be predicted with certainty, management concluded that there was not a reasonable probability that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any such contingencies.
Given the inherent uncertainties and unpredictability of litigation, the ultimate outcome of ongoing matters cannot be predicted with certainty but the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense, and settlement costs, diversion of management resources, and other factors. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances changes, or contingencies are resolved; such changes are recorded in the accompanying statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying consolidated balance sheets.
The Company has been and continues to be involved in numerous legal proceedings related to Pet Caregiver classification. In California, Assembly Bill No. 5 (AB-5) implemented a presumption that workers are employees. However, AB-2257 exempts agencies providing referrals for certain animal services, including dog walking, from AB-5. The Company believes that it falls within this exemption. Nevertheless, the interpretation or enforcement of the exemption could change. The United States Department of Labor announced on October 11, 2022 that it would publish a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. We are monitoring the development of the proposed rule and will evaluate any potential impact of the final rule on our operations.
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment. The Company believes given the inherent uncertainties of litigation, the outcome of this matter cannot be predicted with certainty. Therefore, the Company has not recorded a reserve.
The Company is subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. In addition, the Company was subject to a claim with a state tax authority related to the collection of sales and use taxes in that state, which the Company challenged in court and was required to pay to the state the amount of the claim of $1.2 million as a prerequisite to the court challenge. As of December 31, 2021, the dispute process was ongoing and no liability was recorded related to this matter. The Company recorded the deposit paid as a prepaid asset in the consolidated balance sheet as of September 30, 2022 and December 31, 2021. On May 13, 2022, the Company settled this claim without liability and will receive a full refund of the previously paid deposit of $1.2 million from the state taxing authority. The Company may be subject to greater risk of legal claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws and regulations governing online marketplaces or the employment classification of service providers who use online marketplaces are uncertain or unfavorable.
As of September 30, 2022, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
Letters of Credit
The Company maintains certain stand-by letters of credit from third-party financial institutions in the ordinary course of business to guarantee certain performance obligations related to leases, insurance policies and other various contractual arrangements. As of September 30, 2022 the Company had no such letters of credit outstanding. As of December 31, 2021, the Company had letters of credit outstanding of $0.8 million, which expired in the third quarter of 2022.
9.    Debt
Future minimum payments of the principal on the Company’s outstanding obligations as of September 30, 2022 were as follows (in thousands):

Amounts
2022 (remaining three months)	$272
2023	1,250
2024	1,738
2025	25,581
Total principal amount	$28,841
PPP Loan
In August 2020, the Company received loan proceeds of $5.1 million from a financial institution pursuant to the Paycheck Protection Program (the “PPP Loan”) as administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its then current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria.
In August 2021, the Company applied for forgiveness of $3.5 million of the PPP Loan, and in September 2021, the SBA approved the Company’s loan forgiveness application in the amount of $3.5 million. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00% Principal and interest payments began in November 2021.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, the Legacy Wag! entered into a financing agreement and warrant agreement with Blue Torch Finance, LLC (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to extend an approximately $32.17 million senior secured term loan credit facility (the “Credit Facility”). Legacy Wag! is the primary borrower under the Credit Facility, the Company is a parent guarantor and substantially all of the Company’s existing and future subsidiaries are subsidiary guarantors. The Credit Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantors.
The Credit Facility bears interest at a floating rate of interest equal to, at Legacy Wag’s option, Secured Overnight Financing Rate ("SOFR") plus 10.00% per annum or the reference rate plus 9.00% per annum, with the reference rate defined as the greatest of:
•2.00% per annum;
•the federal funds effective rate plus 0.50% per annum;
•one-month SOFR plus 1.00% per annum; and
•the prime rate announced by the Wall Street Journal from time to time.
SOFR will be subject to a floor of 1.00% per annum, and the reference rate will be subject to a floor of 2.00% per annum. Interest will be payable in arrears at the end of each SOFR interest period (but at least every three months) for SOFR borrowings and quarterly in arrears for reference rate borrowings.
The Credit Facility matures in three years after the Closing Date, and will be subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the principal amount of the Credit Facility in the first year after closing, 3.00% of the principal amount of the Credit Facility in the second year after closing and 5.00% of the principal amount of the Credit Facility in the third year after closing. The remaining outstanding principal balance of the Credit Facility will be due and payable in full on the maturity date. In addition to scheduled amortization payments, the Credit Facility contains customary mandatory prepayment provisions that require principal prepayments of the Credit Facility upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds and receipt of proceeds of non-permitted debt. The Credit Facility may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing, 2.00% of the principal amount of such prepayment in the second year after closing, and 0% thereafter.
The Credit Facility contains customary representations and warranties, affirmative covenants, financial reporting requirements, negative covenants and events of default. The negative covenants included in the Financing Agreement impose restrictions on the ability of Legacy Wag, the guarantors and their subsidiaries to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets and enter into transactions with affiliates, in each case, subject to certain customary exceptions. In addition, the Credit Facility requires compliance with certain financial covenants, specifically a monthly minimum revenue covenant and a minimum liquidity covenant.

Legacy Wag’s obligations under the Blue Torch Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement (the "Financing

Agreement"). Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement entered into on August 9, 2022. The Blue Torch Financing Agreement establishes the following financial covenants: (i) Legacy Wag's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) Liquidity shall not be less than $5 million at any time. Legacy Wag! was in compliance with all covenants as of September 30, 2022. The facility was fully drawn upon as of September 30, 2022. The Company has incurred $0.6 million in interest expense as of September 30, 2022 at an annual interest rate of 12.95%.

On the closing of the Credit Facility, Legacy Wag! also entered into the Lender Warrant Agreement with Vstock Transfer, LLC as warrant agent, pursuant to which affiliates of Blue Torch Capital LP (“Blue Torch”) received 1,896,177 warrants to acquire common stock of the Company, par value $0.0001 per share (“Common Stock”), for $11.50 per whole share (such warrants, the “Lender Warrants”). The Lender Warrants were issued pursuant to the SPAC Warrant Agreement (as defined in the Business Combination Agreement) and are subject to the terms and conditions thereof, as modified (whether reflected in the terms of the Lender Warrants issued on the Merger Date, or in an amendment to or exchange for the Lender Warrants consummated after the Merger Date) to provide that (i) the exercise period of the Lender Warrants will terminate on the earliest to occur of (x) the date that is ten years after completion of the Business Combination, (y) liquidation of the Company, and (z) redemption of the Lender Warrants as provided in the SPAC Warrant Agreement (the “Lender Warrant Expiration Date”), (ii) Blue Torch has the ability to net exercise the Lender Warrants (based on the fair value of the stock at the time of net exercise, fair value being equal to the public trading price at the time of exercise) on a cashless basis, (iii) Blue Torch received the benefit of certain customary representations and warranties from the Company, and (iv) the Lender Warrants are not required to be registered under the Securities Act.

We classify the Lender Warrants as equity on our consolidated balance sheet as of September 30, 2022. As the Warrants are classified as equity warrants, the Company will not remeasure the Warrants each accounting period. The Company estimated the fair value of warrants exercisable for common stock using the Black-Scholes option valuation model. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

	Estimated Fair Value of Warrants as of September 30, 2022 (in thousands)	Exercise Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Lender Warrants	$6,104	$11.50	—%	33.00%	2.97%	10
As the Lender Warrants are not liability classified instruments, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
10.    Stockholders’ Equity (Deficit) and Mezzanine Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021 were immaterial.
Preferred Stock
On January 28, 2022, The Company issued 1.1 million convertible preferred shares (“Series P”) in exchange for $11 million of cash. Series P was issued on substantially similar terms to the Company’s other convertible preferred share issuances, except for the Series P convertible share agreement contained an adjustment provision that provided for additional shares to be issued based on a formula if the proposed Merger was not completed, as defined the Company’s Amended and Restated Certificate of Incorporation. Upon consummation of the Merger, the Series P Shares converted into the Company’s common stock on a one-for-one basis.

In connection with the Merger, all redeemable convertible preferred stock had been converted to common stock of the Company. As such, all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described above), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate of approximately 0.97.

The Company had outstanding redeemable preferred stock as follows. The amounts in the table below have been reverse recapitalized as shares reflecting the exchange ratio (approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock) established in the Merger:

(in thousands except for share amounts and per share data)	December 31, 2021
Series	Shares Designated	Shares Issued and Outstanding	Carrying Amount	Liquidation Preference
Seed	4,502,881	4,376,930	$19,382	$3,117
A	6,072,815	5,902,952	25,969	9,500
B	6,694,033	6,506,793	32,057	15,000
C	7,275,657	7,072,149	32,857	39,800
Total	24,545,386	23,858,824	$110,265	$67,417
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2022, no shares of preferred stock were issued and outstanding.

Common Stock
As September 30, 2022 and December 31, 2021, the Company had authorized 110,000,000 and 43,763,126 shares of common stock (“common stock”) at a par value of $0.0001 per share, respectively. As of September 30, 2022 and December 31, 2021, 38,095,337 and 6,121,253 shares of the Company’s common stock were issued and outstanding, respectively. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio of approximately 0.97 with the exception of the authorized shares and shares reserved for issuance.
Stock Option Plan
Under the Company’s 2014 Stock Option Plan (the “2014 Plan”), options may be granted at fair value, generally vest over four years, and expire in ten years. The Stock Option Plan was not modified as a result of the Merger.
A summary of the Company’s option activity under the 2014 Plan is as follows:

	Number of Options	Weighted-average exercise price
Outstanding, December 31, 2021	7,368,461	$0.39
Granted	—	—
Exercised	(21,687)	0.14
Cancelled/forfeited	(47,955)	0.59
Outstanding, September 30, 2022	7,298,819	$0.40

The following table summarizes the total stock-based compensation expense by function for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations and support	$2,856	$10	$2,874	$28
Sales and marketing	2,068	2	2,073	10
General and administrative	18,998	48	19,069	144
Total	$23,922	$60	$24,016	$182
Includes the impact of $23.9 million of stock-based compensation charges recorded to additional-paid in capital related to Earnout Shares of New Wag! Common Stock. Since the Earnout awards are issued to the Eligible Company Equityholders and management as of the date of the merger without any requirement of future service obligations, the Company recorded a stock-based compensation entry reflected in the condensed consolidated balance sheets as well as the income statement of the entire Earnout award fair value.
Restricted Stock
The Company accounts for restricted stock issued to employees at fair value, based on the market price of stock on the date of grant, net of estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates. The fair value of restricted stock units awarded are measured at the grant date. Almost all restricted stock was issued to founders or employees of the Company.
A summary of restricted stock activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock (Unvested)
	Number of Shares	Weighted Average Grant Date Fair Value ($ per share)
Unvested at December 31, 2021	169,283	$0.22
Grants	—	—
Vested	(47,612)	0.21
Forfeited	—	—
Unvested at September 30, 2022	121,671	$0.22
As of the nine months ended September 30, 2022 there was $26 thousand of unrecognized expense related to unvested restricted stock. The Company recognizes restricted stock compensation over a straight-line basis over the service period of the entire award, subject to the application of an estimate for forfeiture.
Common Stock Warrants
Legacy Wag! Common Warrants
Prior to January 2019, the Company granted 91,310 warrants to purchase common stock. The weighted average exercise price for the warrants were $1.54, and the term of the warrants were 10 years. The warrants were valued on the date of grant using the Black-Scholes Merton option pricing model. Upon consummation of the Merger, these warrants were unexercised at the date of the Merger and, as a result, were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants. Subsequent to the Business Combination, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares.

A summary of Legacy Wag! common stock warrants outstanding as of September 30, 2022 and December 31, 2021 is as follows:

	Number of Shares*	Weighted Average Exercise Price ($ per share)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	—	$—	—
Outstanding at December 31, 2021	88,756	$1.59	—
*The shares of the Company's warrants have been retroactively adjusted as shares reflecting the exchange ratio.
CHW Public and Private Placement Warrants
Prior to the Merger, CHW issued 12,500,000 of Public Warrants and 4,238,636 of Private Warrants together the Warrants, (the “Warrants”), respectively, in connection with its initial public offering to CHW Acquisition Sponsor, LLC the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Placement Warrants originally issued to CHW and the 12,500,000 shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
As of September 30, 2022, although 30 days had passed since the completion of the Business Combination, the Company was not obligated to deliver any ordinary shares pursuant to the exercise of a Warrant and had no obligation to settle such Warrant exercise until a registration statement under the Securities Act with respect to the ordinary shares underlying the Warrants was then effective and a quarterly report on Form 10-Q relating thereto was current. No Warrant was exercisable and the Company was not be obligated to issue an ordinary share upon exercise of a Warrant unless the ordinary share issuable upon such Warrant exercise had been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences were not satisfied with respect to a Warrant, the holder of such Warrant was not entitled to exercise such Warrant and such Warrant may have expired worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement was not effective for the exercised Warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit. In November 2022, both of these conditions were satisfied as a registration statement under the Securities Act with respect to the ordinary shares underlying the Warrants is effective and a quarterly report on Form 10-Q relating thereto is current.
Management has concluded that the Warrants issued pursuant to the CHW's IPO qualify for equity accounting treatment. The Warrants were not subject to revaluation at the Merger Date, and as such, the original valuation performed by CHW in connection with its IPO in September 2021 still apply. The following table provides quantitative information regarding fair value measurements at issuance on September 1, 2021:

Share Price (in whole dollars)	Exercise Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
$10.00	$11.50	—%	22.00%	1.31%	5
The fair value as of September 1, 2021 was $1.32 per share. As of September 30, 2022, the Company has $12,500,000 of Public Warrants and 3,895,564 of Private Warrants outstanding respectively.
The Company may call the Warrants for redemption:
•in whole or in part;
•at a price of $0.01 per warrant;

•upon a minimum of 20 days’ prior written notice of redemption; and
•if, and only if, the reported last sale price of the Public Shares equals or exceeds $16.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.
The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
11.    Income Taxes
The Company recorded $13 thousand and $793 thousand of provision and benefit, respectively, for income taxes for the nine months ended September 30, 2022 and 2021, respectively. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to the interim earnings. The tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, are recorded in the interim period in which they occur. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. As of September 30, 2021 and 2022, and consistent with all prior periods, the Company continues to maintain a full valuation allowance against all of it deferred tax assets in light of its history of cumulative net losses.
12.    Earnings (loss) per share
The following table shows the computation of basic and diluted earnings per share for September 30, 2022 and September 30, 2021 (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(40,931)	1,554	$(44,371)	$(3,587)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	24,534,325	5,885,755	12,322,230	5,616,077
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	24,534,325	37,473,059	12,322,230	5,616,077
Net income (loss) per share attributable to common stockholders, basic	$(1.67)	0.26	$(3.60)	$(0.64)
Net income (loss) per share attributable to common stockholders, diluted	$(1.67)	0.04	$(3.60)	$(0.64)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Nine months ended September 30,
	2022	2021
Series Seed convertible preferred shares	—	4,376,930
Series A convertible preferred shares	—	5,902,952
Series B convertible preferred shares	—	6,506,794
Series C convertible preferred shares	—	7,072,149
Series P convertible preferred shares	—	—
Earnout Shares	15,000,000	—
Options and RSUs issued and outstanding	7,420,490	7,156,706
Warrants issued and outstanding	18,291,741	88,756
Total	40,712,231	31,104,287
All unvested Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of September 30, 2022.
13.    401(k) Plan
In 2018, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company did not make contributions to this plan in the first nine months of 2022 or 2021.
14.    Subsequent Events
On October 24, 2022, the Company closed on the acquisition of Furmacy, Inc. (“Furmacy”). The acquisition was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q, including the audited consolidated financial statements of Wag Labs, Inc. ("Legacy Wag!") as of December 31, 2021 and 2020 and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Wag Labs, Inc" included therein as well as our final prospectus/offer to exchange dated July 12, 2022. Unless otherwise stated or as the context otherwise requires, references to “the Company,” “we,” “us,” "our,” "it," and similar references refer to Wag! Group Co.("Wag!"), a Delaware corporation, and its consolidated subsidiaries.
Forward Looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe,” “may,” “could," “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially,” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that are identified under “Risk Factors” in our Form S-1 filed September 14, 2022, as amended and filed on October 31, 2022, as well as in other filings with the SEC in this Quarterly Report on Form 10-Q. Forward-looking statements are based on management’s current beliefs and assumptions and based on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
Overview
Our mission is to be the #1 partner to busy Pet Parents. We believe that being busy shouldn’t stop Pet Parents from owning or taking care of their pets. We are dedicated to building a future in which every pet has access to safe, high-quality care. Wag! exists to make pet ownership possible and to bring joy to pets and those who love them.
Wag! was founded in 2015 to solve the guilt and stress of owning a pet. There are over 90.5 million US households with a pet, and for many Pet Parents, leaving their pet alone creates stress and guilt, as the existing solutions are limited. We launched the Wag! platform to solve these problems because lonely pets deserve healthier and happier lives. Wag! enabled on-demand pet services, allowing us to provide a mobile first experience for 98% of Pet Parents on the app. With numerous on-demand or scheduled service options provided by Pet Caregivers to Pet Parents through the platform, we have created a trusted pet service platform for Pet Parents. This has led to approximately 75% of Pet Parents not being physically at home while services are being delivered and high-frequency service utilization where Pet Parents use Wag! an average of four to five times a month. We have built a compelling and trusted consumer brand with a high level of customer engagement, effectively creating a solid platform to leverage as we rapidly expand our business to new product lines.
Our proprietary marketplace technology, which is available as a mobile app and website (“platform” or “marketplace”), enables independent Pet Caregivers to connect with Pet Parents. Through our cutting- edge technologies and multi-faceted platforms, Wag! connects Pet Parents with Pet Caregivers who provide excellent pet care services. Our marketplace enables Pet Parents to find a wide array of pet services provided by Pet Caregivers and third-party service partners, such as walking, pet sitting and boarding, advice from licensed pet experts, home visits, training services, and pet insurance comparison tools.
We are one of the largest, online marketplaces for pet care and strive to be the #1 platform for busy pet parents, offering access to 5-star dog walking, pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of 400,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies. Making pet parents happy is what we do best. With safety and wellness at the forefront, we have a trusted record of experience with pet care services completed by pet caregivers on the Wag! Platform across 5,300 cities and 50 states. Wag! also operates Petted.com, the nation’s largest pet insurance comparison marketplace. Additionally, the Wag! Pet Caregiver App empowers pet caregivers to care for pets in their neighborhood and earn real money. For more information, visit wag.co.
Since the beginning of 2021, monthly revenues has generally been steadily increasing leading to our highest monthly revenues in the third quarter of 2022, averaging over $5.0 million a month, since the Company was founded. From 2020 to the third quarter of 2022 Cohorts, Pet Parent activity for Pet Parents who joined the platform through September 2022 are significantly outperforming the 2017, 2018, and 2019 Cohorts on a year-to-date basis. We are still in the early stages of growth, but have made significant progress in extending the offerings and reach of our platform since our inception in 2015.
Principal Factors Affecting Our Results of Operations and Material Trends
Our results are impacted by the general economic environment, conditions and trends relating to pet ownership and demand for services, competition with other pet service providers, and other factors including promotions, seasonality, and the effectiveness of our marketing and advertising campaigns. The primary factors that impact our results and present significant opportunities, as well as pose risks and challenges, are described below. We believe that our performance and future success depend on the factors discussed below, those mentioned in the section titled “Risk Factors” and elsewhere in this document.
Investment in New Services
Founded in 2015, we were one of the first on-demand pet services platforms. Since then, we have remained committed to expanding our offerings and the reach of our platform. For example, in the past 24 months, we have launched new features in an effort to increase engagement by both Pet Parents and Pet Caregivers on our platform. For Pet Parents, we added direct booking, the ability to create preferred Pet Caregiver lists, in-home or in-app video dog training options, pet service requests for cats and other pets, insurance comparison from top pet insurance providers, browse and chat with Pet Caregivers before booking a request, browse through trusted caregivers, and the ability to pre-tip caregivers before the service. For Pet Caregivers, we added features to provide them with the opportunity to fulfill highest priority requests, the ability to set their own prices, the ability to expand their reach to new customers and grow their business with social media links to their profile and custom HTML Craigslist links, as well as the opportunity to access advice from seasoned veterans on the platform and tips to help them grow a successful pet care business.
In the first quarter of 2020, we also launched our Wag! Premium subscription service, a monthly or annual subscription that offers Pet Parents 10% off all services, including waived booking fees, free advice from pet experts, priority access to top-rated Pet Caregivers, and VIP pet support. Wag! Premium accounts for over 50% of our monthly active users.
Extending Offerings and Platform Reach
Since our founding in 2015, we have striven to be the #1 platform for premium pet services, including on-demand walking, sitting, boarding, training, vet services, wellness plans, and insurance comparison tools. Our ability to establish trust via our traditional on-demand services across 5,300 cities in all 50 states is a key way for Pet Parents to start experiencing the platform. We are becoming the button on the phone for the paw, a place Pet Parents trust with their pets’ health and well-being. We are extremely excited about the growth in all lines of our business, including the Wellness category ("Wellness"), which is a major propulsion for year over year revenue increase. Pet Parents are appreciating the option to chat with a licensed pet expert 24/7, pet wellness plans, and the ability to compare pet insurance through our one-stop-shop platform as opposed to performing their own in depth research. By simplifying what it takes to be a Pet Parent through our digital edge, we're giving back valuable time that pets and their parents can spend together. This is only scratching the surface of the Total Addressable Market ("TAM") in the pet care industry, and we are excited to see where our path takes us.
Investment in Innovation and Technology
The continued development of our platform capabilities and digital ecosystem requires substantial ongoing investment in resources and technology infrastructure, which can impact EBITDA. Our ability to continue to incorporate or develop innovative tools in line with our growth is crucial to ensuring the success of our strategy. As discussed above in “— Investment in New Services”, we are committed to innovating new products and features. In addition, we are continuously integrating and evaluating acquisitions to enhance our technology platforms and launch features that are most beneficial to Pet Caregivers, Pet Parents, and third-party service partners.
Investment in New Markets
We plan to invest in existing and new markets, as well as new offerings. We believe that we can further expand in existing markets, to new markets within North America, and internationally by carefully targeting locations with a high expected demand for pet services. We believe there is an opportunity to expand our services outside of our existing geographic locations into other countries and regions where there is an attractive spend per pet to address. As we invest in new markets and create new offerings, we may increase our marketing strategies in a manner that could extend our marketing payback target in order to accelerate growth in each new market.
Pet Ownership Trends
The COVID-19 pandemic has impacted demand for pet care and has had a significant impact on Pet Parent and Pet Caregiver behavior. Beginning in the first quarter of 2020, many Pet Parents experienced travel restrictions, shelter-in-place orders, and work from home requirements. Accordingly, at the start of the COVID-19 pandemic in March 2020, our revenues declined significantly, since many Pet Parents were home with their pets and did not require additional pet services. The services that we offer through our platform were also limited due to full and partial lockdowns.
However, since the start of the COVID-19 pandemic, approximately 23 million pets were adopted by U.S. households through May 2021. According to the APPA, 70% of U.S. households own a pet, which equates to 90.5 million homes. We are focused on taking advantage of this significant opportunity to expand the base of Pet Parents using the Wag! platform given the increased size of the market in which we operate. We believe that the high volume of new Pet Parents, as well as return to office policies, may continue to have a positive effect on the number of bookings for pet services, and other pet related services over the longer term.

Pet Parent Preferences and Demand
As 95% of the U.S. population has access to the Wag! platform through an iPhone or Android device, our objective for long-term sustained growth is to create a platform that results in existing Pet Parents becoming repeat bookers, together with attracting new Pet Parents to our platform and to successfully convert them into repeat bookers. We attract Pet Parents to our platform through word-of-mouth and a variety of channels, such as social media, video, and other online and offline channels.
Our proprietary on-demand platform allows Pet Parents to easily and conveniently find top rated Pet Caregivers to serve their pet service needs either on-demand or scheduled at their convenience. Our primary mobile app allows Pet Parents to access Pet Caregivers from anywhere, at any time. With approximately 75% of Pet Parents not physically at home when their pet service is being performed, our platform allows Pet Caregivers and Pet Parents to avoid in-person contact if necessary or preferred by the Pet Parent. We believe this positions us well for ongoing growth as our platform allows both Pet Parents and Pet Caregivers the ability to mitigate COVID-19 related concerns.
We attract Pet Caregivers to the platform primarily based on viral and word-of-mouth marketing strategies. We have industry-leading Net Promoter Scores for Pet Caregivers, which average between 45 to 55 as of the third quarter of 2021. Being a Pet Caregiver allows dog lovers to spend time with dogs and other animals, enabling them to lead a healthy lifestyle by getting exercise through dog walking while simultaneously participating in an activity that delights them.
To serve Pet Parents in any given market, a critical density of caregivers must be present so that Pet Parents have options and availability for on-demand services. During certain peak periods, such as holidays, we have observed high Pet Parent demand that has resulted in Pet Caregiver constraints in some markets. Our platform provides a technology feature that allows Pet Caregivers to set their own prices, encouraging Pet Caregivers to be more engaged during peak periods.
Effects of the COVID-19 Pandemic
In addition to the foregoing factors, our results in 2020 were significantly impacted by the COVID-19 pandemic and the resulting measures undertaken by federal, state, and municipal governments. The COVID-19 pandemic has been a highly disruptive economic and societal event that initially negatively impacted demand for pet care due to shelter-in-place orders, travel restrictions, and work-from-home requirements implemented in March 2020. As a result, our monthly revenues in 2020 decreased approximately 80% compared to pre-COVID revenues. However, the re-opening of the economy, despite the continuation of the pandemic and the emergence of new variants, has resulted in a meaningful recovery of revenues in 2021 relative to 2020. Uncertainties in the global economy may adversely impact our operations, brand partners, customers, and other business partners, which may impact future revenues, and require other changes to our operations.
Effectiveness of our word-of-mouth, marketing and advertising activities
Our objective for long-term, sustained growth is to create a platform that results in existing Pet Parents becoming repeat bookers, together with attracting new Pet Parents to the platform and converting them into repeat bookers, thus generating a lifetime of bookings from the Pet Parent. We attract Pet Parents and Pet Caregivers to the platform through word-of-mouth and a variety of other channels, such as social media, video, and other online and offline channels. The easy to use and convenient platform organically drives word-of-mouth marketing and references amongst Pet Parent. Additionally, our brand awareness advertising activities, including social media and television advertisements, allow us to reach new Pet Parents and Pet Caregivers.
When assessing the efficiency and effectiveness of our marketing spend, we monitor, amongst other things, new sign ups and first-time booking activity on the platform.
Our ability to attract Pet Parents to the platform is very efficient as we benefit from the network effects associated with our platform.

Seasonality
Wag! experiences seasonality in the booking volume, which Wag! expects to continue and may become more substantial. Historically, Wag! has experienced lower walking service requests on the platform during holidays periods, offset by higher sitting and boarding requests during these periods.
The Business Combination Agreement and Public Company Costs
On February 2, 2022, Wag!, CHW and the Merger Sub entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, at the Closing, Merger Sub was merged with and into Wag!, with Wag! continuing as the surviving corporation following the Merger, being a wholly owned subsidiary of CHW and the separate corporate existence of Merger Sub ceased. Upon the completion of the Business Combination, Wag! became the successor registrant with the SEC, meaning that Wag!’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.
While the legal acquirer in the Business Combination Agreement is CHW, for financial accounting and reporting purposes under U.S. GAAP, Wag! is the accounting acquirer and the Merger is accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined company represent the continuation of the financial statements of Wag! in many respects. Under this method of accounting, CHW is treated as the “acquired” company for financial reporting purposes. For accounting purposes, Wag! is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Wag! (i.e., a capital transaction involving the issuance of stock by CHW for the stock of Wag!).
Upon the Closing of the Business Combination and the PIPE and Backstop Investment, the most significant change in our reported financial position and results of operations was an increase in cash (as compared to our balance sheet at September 30, 2022) including $29.3 million of which $24.7 million is held in escrow, $5.0 million in gross proceeds from the PIPE and Backstop Investment by the PIPE and Backstop Investor, and financing arrangement proceeds of $29.4 million. Total direct and incremental transaction costs of CHW and Wag! through September 30, 2022 were approximately $23.4 million, substantially all of which were offset to additional-paid-in-capital as costs related to the reverse recapitalization. Transaction costs were approximately $11.8 million, for Wag! and $11.6 million for CHW for legal, financial advisory, and other professional fees incurred in consummating the Business Combination.
As a result of the Business Combination, Wag! is the successor to an SEC registrant and is listed on the Nasdaq, which will require Wag! to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
Revenues
We provide an online marketplace that enables Pet Parents to connect with Pet Caregivers for various pet services. We recognize revenues in accordance with ASC 606, Revenue from Contracts with its Customers from four distinct streams: (1) service fees charged to Pet Caregivers for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a Pet Parent, (2) subscription and other fees paid by Pet Parents for Wag! Premium, (3) joining fees paid by Pet Caregivers to join and be listed on the platform, and (4) Wellness revenue through affiliate fees paid by third-party service partners based on ‘revenue-per-action’ or conversion activity. For some of the Company’s arrangements with third-party service providers, the transaction price is considered variable and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.

Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues consists of costs directly related to revenue generating transactions, which, primarily includes fees paid to payment processors for payment processing fees, hosting and platform-related infrastructure costs, third-party costs for background checks for Pet Caregivers, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.
Platform Operations and Support
Platform operations and support expenses include personnel-related compensation costs of technology and operations teams, and third-party operations support costs.
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team, advertising expenses, and Pet Parent incentives. Sales and marketing expenses are expensed as incurred.
General and Administrative
General and administrative expense includes personnel-related compensation costs for employees on corporate functions, such as management, accounting, and legal as well as insurance and other expenses used to run the business, together with outside party service costs of related items such as auditors and lawyers.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with our property and equipment. Amortization includes expenses associated with our capitalized software and website development.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments.
Change in Fair Value of Derivatives

The net decrease in fair value of derivatives consists of fair value remeasurements of the Company's liability classified Forward Purchase Agreements.
Key Performance Indicators (“KPIs”) and Non-GAAP Measures
We regularly review several metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and the comparable GAAP measure is net income (loss). Please refer to the “— Non-GAAP Measures” section below for further discussion with respect to how we define these measures, as well as for reconciliations to the most comparable U.S. GAAP measures. Adjusted EBITDA provides a basis for comparison of our business operations between current, past, and future periods by excluding items from net income (loss) that we do not believe are indicative of our core operating performance. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and may not be comparable to similarly titled amounts used by other companies or persons, because they may not calculate these non-GAAP measures in the same manner.

Bookings
We define Bookings as the total dollar value of transactions booked via the platform for pet Services and Wellness services, in each case without any adjustment for discounts and refunds, Pet Caregiver earnings, and Pet Parent incentives. Bookings are an indication of the scale of our current platform, which ultimately impacts revenues.
We define Take Rate as revenues as percentage of Gross Bookings. Take Rate is an indication of marketplace economics, and is impacted by product offerings with different margin structures. We use take rate to identify key revenues drivers in our business.
Our gross bookings in the three and nine months ended September 30, 2022 were $25 million and $65 million, compared to $31 million and $14 million for the three and nine months ended September 30, 2021. The increase in the periods ended in 2022 are largely attributable to economic recovery from the impact of the COVID-19 pandemic, return to pre-pandemic levels of activity in the travel industry, significant growth in publicity for our platform via strategic partnerships and performance marketing initiatives, and growth of Wag! Wellness services since launch in the third quarter of 2021.
The following tables present our non-GAAP measures and key performance indicators for the periods presented (in thousands except Adjusted EBITDA Margin).

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands, except percentages)	2022	2021	2022	2021
U.S. GAAP Measures:
Revenues	$15,379	$5,880	$37,829	$12,036
Net income (loss)	$(40,931)	$1,554	$(44,371)	$(3,587)
Net income (loss) %	(266.1)%	26.4%	(117.3)%	(29.8)%
Net cash flows provided by (used in) operating activities	$568	$(2,927)	$(3,578)	$(10,350)
Key Performance Indicators and non-GAAP measures:
Adjusted EBITDA	$(461)	$(2,552)	$(3,448)	$(7,443)
Adjusted EBITDA Margin	(3.0)%	(43.4)%	(9.1)%	(61.8)%
Bookings	$25,328	$13,688	$64,804	$30,764
Take Rate	61%	43%	58%	39%
Adjusted EBITDA and Adjusted EBITDA Margin
In addition to revenues and net loss, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA and Adjusted EBITDA Margin provide relevant and useful information that is widely used by analysts, investors, and competitors in our industry to assess performance. We define Adjusted EBITDA as net income (loss), adjusted for interest expense, depreciation and amortization, share-based compensation, income taxes, as well as other items to be consistent with definitions typically used by lenders, including transaction costs. Additionally, we exclude the impact certain non-recurring items which are not indicative of our operating performance, including but not limited to, business combination transaction costs and PPP Loan Forgiveness. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues. However, you should be aware that when evaluating Adjusted EBITDA and Adjusted EBITDA Margin, Wag! may incur future expenses similar to those excluded when calculating these measures. Wag!’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Wag! compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Wag!’s computation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin below and not rely on any single financial measure to evaluate Wag!’s business.
Adjusted EBITDA and Adjusted EBITDA Margin are useful to an investor in evaluating our performance because these measures:
•are widely used by analysts, investors, and competitors to measure a company’s operating performance;
•are used by our lenders and/or prospective lenders to measure our performance; and
•are used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
The reconciliations of net loss, which is the most comparable U.S. GAAP measure, to non-GAAP Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenues	$15,379	$5,880	$37,829	$12,036
Adjusted EBITDA reconciliation:
Net income (loss)	(40,931)	1,554	(44,371)	(3,587)
Add (deduct):
Interest expense (income)	735	(9)	784	5
Depreciation and amortization	134	122	431	232
Share based compensation [1]	23,922	60	24,016	182
Issuance of Community Shares to Pet Caregivers [2]	1,971	—	1,971	—
Change in fair value of derivatives [3]	13,708	—	13,708	—
Gain on forgiveness of PPP loan	—	(3,482)	—	(3,482)
Tax (benefit) expense	—	(797)	13	(793)
Adjusted EBITDA	$(461)	$(2,552)	$(3,448)	$(7,443)
[1] Includes stock-based compensation expense in 2022 incurred in connection with the Business Combination of $23.9 million. Of the $23.9 million, $2.8 million is included in Platform operations and support, $2.1 million in Sales and marketing, and $19.0 million in General and administrative expenses on the condensed consolidated statement of operations.
[2] Of this amount, $1.8 million is included General and administrative expenses and the remainder as contra revenue on the condensed consolidated statement of operations.
[3] Relates to the changes in the fair value of Forward Purchase Agreements that were entered into prior to the closing of the Business Combination. See Note 3 - Business Combinations and Note 6 - Fair Value Measurements for more details.
[4] Excluding the impacts noted in [1] and [2] above, Platform and Operations Expense is approximately 18% of revenues, Sales and marketing approximately 59%, and General and administrative approximately 19% for the three months ended September 2022. For the nine months ended September 30, 2022, excluding the same impacts, Platform and Operations Expense is approximately 22% of revenues, Sales and marketing approximately 59%, and General and administrative approximately 20%.
Comparison of the Three and Nine Months ended September 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated operations data for the three and nine months ended September 30, 2022 and 2021. The information has been prepared on the same basis as our unaudited consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and includes, in our opinion, all adjustments, necessary to state fairly our results of operations for these periods. This data should be read in conjunction with our audited consolidated statements of operations for the years ended December 31, 2021 and 2020 and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, included elsewhere herein. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$15,379	$5,880	$9,499	162%	$37,829	$12,036	$25,793	214%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	1,021	861	160	19%	3,027	1,934	1,093	57%
Platform operations and support	5,641	2,508	3,133	125%	11,035	7,768	3,267	42%
Sales and marketing	11,290	3,151	8,139	258%	24,656	4,991	19,665	394%
General and administrative	23,781	1,972	21,809	1106%	28,546	4,968	23,578	475%
Depreciation and amortization	134	122	12	10%	431	232	199	86%
Total costs and expenses	41,867	8,614	33,253	386%	67,695	19,893	47,802	240%
Change in fair value of derivatives	(13,708)	—	(13,708)	NM	(13,708)	—	(13,708)	NM
Gain on forgiveness of PPP loan	—	3,482	(3,482)	NM	—	3,482	(3,482)	NM
Interest income (expense), net	(735)	9	(744)	NM	(784)	(5)	(779)	15580%
Loss before income taxes	(40,931)	757	(41,688)	NM	(44,358)	(4,380)	(39,978)	913%
Income tax benefit (expense)	—	797	(797)	NM	(13)	793	(806)	NM
Net income (loss)	$(40,931)	$1,554	$(42,485)	NM	$(44,371)	$(3,587)	$(40,784)	1137%
*Comparisons between positive and negative numbers and with a zero are not meaningful.
** Percentage figures included in the below section have been calculated on the basis of rounded figures as presented and not on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the table above or the condensed consolidated financial statements.
Revenues
Revenues increased by $9.5 million, or approximately 161%, from $5.9 million in the three months ended September 30, 2021 to $15.4 million for the three months ended September 30, 2022. The increase was primarily attributable to a $8.0 million increase in Wellness revenue which was launched in the third quarter of 2021. The increase also includes a $2.9 million increase in Service revenue due to an increase in service fees stemming from increased Pet Parents engagement of Pet Caregivers ("PCGs") to provide pet care services as a result of increased return-to-office and travel trends, growth of Wag! Premium subscription revenues, and PCG services. The increase was partially offset by a one-time $0.2 million contra revenue charge associated with the issuance of Community shares in the third quarter of 2022 in connection with the Business Combination.
Revenues increased by $25.8 million, or approximately 215%, from $12.0 million in the nine months ended September 30, 2021 to $37.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $20.3 million increase in Wellness revenue which was launched during the third quarter of 2021. The increase also includes a $8.6 million increase in Service revenue due to an increase in service fees stemming from increased Pet Parents engagement of Pet Caregivers to provide pet care services as a result of increased return-to-office and travel trends, growth of Wag! Premium subscription revenues, and PCG services. The increase was partially offset by a one-time $0.2 million contra revenue charge associated with the issuance of Community shares in the third quarter of 2022 in connection with the Business Combination.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues, excluding depreciation and amortization, increased by $0.1 million, or approximately 11%, from $0.9 million in the three months ended September 30, 2021 to $1.0 million for the three months ended September 30, 2022. The increase was primarily attributable to a $0.1 million increase in background check costs driven by an increase in new Pet Caregivers together with a slight increase in payment processing fees driven by higher transaction volume.

Cost of revenues, excluding depreciation and amortization, increased by $1.1 million, or approximately 58%, from $1.9 million in the nine months ended September 30, 2021 to $3.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $0.6 million increase in background check costs driven by an increase in new Pet Caregivers and a $0.5 million increase in payment processing fees driven by higher transaction volume and other related software costs.
Platform Operations and Support
Platform operations and support expenses increased by $3.1 million, or approximately 125%, from $2.5 million in the three months ended September 30, 2021 to $5.6 million for the three months ended September 30, 2022. The increase was primarily attributable to a $0.5 million increase in employee personnel costs related to our expansion initiatives in the operations and technology areas and an increase in travel to support public company initiatives, offset by a decrease of $0.2 million in professional service costs arising from system and process optimization and reduction in the use of outside services. Additionally, there was a $2.8 million increase due to stock compensation expense related to Earnout Shares upon closing of the Business Combination.
Platform operations and support expenses increased by $3.3 million, or approximately 42%, from $7.8 million in the nine months ended September 30, 2021 to $11.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $1.0 million increase in personnel-related compensation costs for our technology and operations teams, partially offset by a decrease of $0.1 million in facilities and operations and technology costs as well as a decrease of $0.3 million in professional service costs. Additionally, there was a $2.8 million increase due to stock compensation expense related to Earnout Shares upon closing of the Business Combination.
Sales and Marketing
Sales and marketing expenses increased by $8.1 million, or approximately 253%, from $3.2 million in the three months ended September 30, 2021 to $11.3 million for the three months ended September 30, 2022. The increase was primarily attributable to a $4.7 million increase in partnerships, as we invest in launching with new partners. Additionally, there was a $1.3 million increase in personnel-related compensation costs for our marketing team, consultants, and advertising agency costs. Additionally, there was a $2.1 million increase due to stock compensation expense related to Earnout Shares upon closing of the Business Combination.
Sales and marketing expenses increased by $19.7 million, or approximately 394%, from $5.0 million in the nine months ended September 30, 2021 to $24.7 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $10.6 million increase in partnerships, as we invest in launching with new partners, a $2.9 million increase in advertising expense, $4.1 million increase in personnel-related compensation costs for our marketing team, consultants, and advertising agency costs. Additionally, there was a $2.1 million increase due to stock compensation expense related to Earnout Shares upon closing of the Business Combination.
General and Administrative
General and administrative expenses increased by $21.8 million, or approximately 1090%, from $2.0 million in the three months ended September 30, 2021 to $23.8 million for the three months ended September 30, 2022. The increase was primarily as a result of the one time expense incurred in connection with Earnout Shares of $19.0 million, and $1.8 million due to the issuance of Community Shares in connection with the Business Combination. For further information, see Note 3 - Business Combinations of Notes to the Condensed Consolidated Financial Statements. The remainder of the increase was due to $1.0 million in other administrative expenses incurred in order to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq, increased legal, audit and consulting fees, and employee related expenses to attract and retain top talent.
General and administrative expenses increased by $23.6 million, or approximately 475%, from $5.0 million in the nine months ended September 30, 2021 to $28.5 million for the three months ended September 30, 2022. The increase was primarily attributable to the one time expense upon the Community Share issuance, stock compensation expense due to Earnout Shares, and other public company administrative expenses in the third quarter of 2022, as noted in the immediately preceding paragraph.

Depreciation and Amortization
Depreciation and amortization expenses remained flat from 2021 to 2022. An increase in amortization expense arising from the acquisition of CPI in August 2021, was offset by reduced property and equipment as a result of decreased leased office space with depreciating leasehold improvements.
Depreciation and amortization expenses increased from $0.2 million in the nine months ended September 30, 2021 to $0.4 million for the nine months ended September 30, 2022. The increase of $0.2 million, or approximately 100%, was primarily attributable to a $0.3 million increase in amortization expense arising from the acquisition of CPI, partially offset by a $0.1 million reduction in depreciation expense of property and equipment as a result of decreased leased office space with depreciating leasehold improvements.
Interest Income (Expense), net
Interest income (expense), net, changed from $9 thousand income in the three months ended September 30, 2021 to $0.7 million expense for the three months ended September 30, 2022. The increase in expense was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the Business Combination with CHW. For further information on the debt and warrant agreement, refer to Note 9 - Debt of Notes to Condensed Consolidated Financial Statements.
Interest expense, net, increased from $5 thousand in the nine months ended September 30, 2021 to $784 thousand for the nine months ended September 30, 2022. The increase was attributable to interest related to the Blue Torch Financing and Warrant Agreement, as noted in the immediately preceding paragraph.
Liquidity and Capital Resources
Since inception, and in line with our growth strategy, we have incurred operating losses and negative cash operating cash flows and have financed our operations through the sale of equity securities. For the nine months ended September 30, 2022 and 2021, and for the years ended December 31, 2021, and 2020, we had a net loss of $44.4 million, $3.6 million, $6.3 million, $18.8 million, respectively. We expect that operating losses and negative operating cash flows could continue into the foreseeable future as we continue to invest in growing our business. Based upon our current operating plans, we believe that cash and equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, these forecasts involve risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources earlier than we expect.

Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the COVID-19 pandemic and other factors described in the section titled Risk Factors included within Item 1A of Part II of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected. Although we may need to repurchase shares pursuant to the Forward Purchase Agreements, we do not believe this to have an impact on our liquidity position. We placed $24.7 million in escrow at the closing of the Business Combination to secure our purchase obligations to the Investors under the Forward Purchase Agreements. If any Investor exercises its respective options, we will apply funds in escrow to purchase those shares. As these funds are held in escrow and recorded as restricted on our balance sheet, our business strategy will not be impacted in the event that we are required to purchase all or some requisite shares of stock pursuant to the Forward Purchase Agreement.
For proceeds, payments and additional financing arrangements arising from the Business Combination, please see Note 3 - Business Combinations for additional detail.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and real-estate leases for our office locations. In connection with the closing of the Business Combination in August 2022, we entered into a credit agreement with Blue Torch Capital LP that provides us with up to $32 million of credit. Refer to Note 9 - Debt and Note 7 - Leases, included in Item 1 of

Part I of this 10-Q, for further details, including interest and future principal payments and lease commitment details.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash flows used in operating activities	$(3,578)	$(10,350)
Net cash flows (used in) provided by investing activities	1,952	4,956
Net cash flows provided by financing activities	51,524	2
Net change in cash, cash equivalents, and restricted cash	$49,898	$(5,392)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $3.6 million, a decrease of $6.8 million from $10.4 million for the nine months ended September 30, 2021. The decrease in cash used was primarily due to an increase of $5.9 million in accounts payable, accrued expenses and other liabilities, operating lease liabilities, deferred revenue and other non- current liabilities, partially offset by a $2.5 million decrease in accounts receivable, and current and other assets. Additionally, there was a $3.4 million increase in net loss, excluding the impact of depreciation and stock-based compensation, and other non-cash items.
Investing Activities
The Company’s investments are classified as available for sale and we invest in a diversified portfolio of investments, primarily short-term U.S. government and agency securities, money market funds, commercial paper, and corporate bonds. In addition, we limit the concentration of our investment in any particular security.
Net cash from investing activities for the nine months ended September 30, 2022 was $2.0 million, a decrease of $3.0 million from $5.0 million provided for the nine months ended September 30, 2021. The decrease was primarily due to $19.5 million less of proceeds received from the sale and maturities of investments, offset by $15.6 million of reduced purchases of investments as a direct reflection of a decrease in the Company’s consolidated total investments at September 30, 2022.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $52 million, an increase of $52 million from $2 thousand for the nine months ended September 30, 2021. The increase in cash provided by financing activities is primarily due to cash received from the trust account, PIPE and Backstop Investors and the financing agreement with Blue Torch Capital LP (“Blue Torch”) for a senior secured Credit Facility, partially offset by payment of transaction costs incurred by Wag! and CHW in connection with the Business Combination.
Debt
PPP Loan
In August 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program (the “PPP Loan”) as administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
In August 2021, the Company applied for forgiveness of $3.5 million of the PPP Loan, and in September 2021, the SBA approved the Company’s loan forgiveness application in the amount of $3.5 million. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. Principal and interest payments began in November 2021.
For additional information regarding the PPP Loan, refer to Note 9 - Debt of Notes to Condensed Consolidated Financial Statements.

Blue Torch Financing and Warrant Agreement
On August 9, 2022, Legacy Wag! entered into a financing agreement and warrant agreement with Blue Torch Finance, LLC (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to extend an approximately $32.17 million senior secured term loan credit facility (the “Credit Facility”). Legacy Wag! is the primary borrower under the Credit Facility, the Company is a parent guarantor and substantially all of the Company’s existing and future subsidiaries are subsidiary guarantors. The Credit Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantors.
For additional information regarding the Blue Torch financing arrangements, refer to Note 9 - Debt of Notes to Condensed Consolidated Financial Statements.
We do not have any off-balance sheet arrangements, as defined by applicable rules and regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates.
While all of our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in the notes to the unaudited condensed consolidated financial statements, the Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. Through its Services offerings, the Company principally generates Service revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a pet parent. The Company also generates revenue from subscription fees paid by pet parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through its Wellness offerings, the Company generates revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of the Company’s arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
The Company enters into terms of service with PCGs and pet parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with PCGs (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the PCGs for each transaction. Upon acceptance of a transaction, PCGs agree to perform the services that are requested by a pet parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the PCGs after both the PCGs and pet parent accept a transaction request and the PCGs ability to cancel the transaction lapses. For Wag! Wellness revenue, the Company enters into agreements with third party service partners which define the action by a pet parent that results in the Company earning and receiving a commission fee from the third-party service partner.
Wag!’s service obligations are performed, and revenue is recognized for fees earned from PCGs related to the facilitation and completion of a pet service transaction between the pet parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the pet parent. Unused subscription amounts are recorded as gift card and subscription liabilities on the condensed consolidated balance sheet. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness revenue performance obligation is completed, and revenue is recognized when an end-user completes an action or conversion activity.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
For all stock options granted, the Company calculates the expected term using the simplified method as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term, and the options have characteristics of “plain-vanilla” options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Due to the limited trading history of the Company’s common stock, the expected volatility assumption is generally based on volatilities of a peer group of similar companies whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available. The Company utilizes a dividend yield of zero, as it has no history or plan of declaring dividends on its common stock.
The Company generally recognizes compensation expense using a straight-line amortization method over the respective service period for awards that are ultimately expected to vest. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 has been reduced for actual forfeitures.
In connection with the Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger, have the contingent right to Earnout Shares as more fully described in Note 3 - Business Combinations. For Eligible Company Equityholders who were employees or members of management immediately prior to the completion of the Merger, the rights to the Earnout Shares fully vested on the Merger Date and represent a separate award from their existing share-based payment award. In addition, the rights of the Earnout awards are not dependent upon continued employment by the employee or management with the Company in order to receive the Earnout shares if the conditions of issuance are met in the future. The Company determined that the market condition will not affect the term over which the related compensation expense will be recorded because the employee is not required to be employed at the time the market condition is achieved in order to vest in the award. As such, all service conditions were met and, in accordance with ASC 718, Compensation - Stock Compensation (“ASC

718”), the company recorded a charge to stock compensation of $23.9 million on the Merger Date for the full fair value of the employee and management Earnout Shares awarded.
Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of assets and liabilities result in a deferred tax asset, the Company evaluates the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We regularly review the deferred tax assets for recoverability based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the nine months ended September 30, 2022 and 2021.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 9 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 10 - Stockholders’ Deficit and Mezzanine Equity.
Forward Share Purchase Agreements
The Company accounts for the Forward Share Purchase Agreements ("FPAs"") as a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodies an obligation to repurchase the Company’s shares by paying cash. Therefore, the option is classified as a current liability and is measured at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses from changes in the fair value of the FPAs is reflected in the Condensed Consolidated Statements of Operations.This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Condensed Consolidated Statement of Operations.
In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

New Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Price Risk
We are exposed to market risks related to interest rates and market price sensitivity on certain financial obligations. Exposure to market risks primarily arise from the Blue Torch Credit Facility, Forward Purchase Agreement, Earnout Shares and Management Earnout Shares. The aforementioned financial obligations are included as they either bear a variable interest rate or are subject to equity price sensitivity. Please see Note 3 - Business Combinations and Note 9 - Debt of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for further detail.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of that date.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended September 30, 2022.

Part II. Other Information
Item 1. Legal Proceedings
For a discussion regarding The Company’s legal proceedings, see the information contained in Note 8 - Commitments and Contingencies of the Notes to condensed consolidated financial statements. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Summary of Principal Risk Factors
•We may be subject to cybersecurity risks and changes to data protection regulation;
•We face increasing competition in many aspects of our business;
•We have incurred net losses in each year since inception and experienced significant fluctuations in our operating results, which make it difficult to forecast future results, such as our ability to achieve profitability;
•We may not realize the anticipated benefits of our business acquisitions, and any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition;
•The COVID-19 pandemic has materially adversely impacted and will continue to materially adversely impact our business, operating results and financial condition;
•If we are unable to manage our growth and expand our operations successfully, our reputation, brands, business and results of operations may be harmed;
•We rely on third-party payment service providers to process payments made by Pet Parents and payments made to Pet Caregivers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results and financial condition could be materially adversely affected;
•We are subject to risks related to our dependency on our key management members and other key personnel, as well as attracting, retaining and developing qualified personnel in a highly competitive talent market;
•If we fail to retain existing Pet Caregivers and Pet Parents or attract new Pet Caregivers and Pet Parents, our business, operating results and financial condition would be materially adversely affected;
•Any further and continued decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations and financial condition;
•The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors;
•Our management has limited experience in operating a public company;
•Actions by Pet Caregivers or Pet Parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, business, operating results and financial conditions;
•If Pet Caregivers are reclassified as employees under applicable law or new laws are passed causing the reclassification of Pet Caregivers as employees, our business would be materially adversely affected;

•If we cannot continue to satisfy listing requirements and other rules of Nasdaq, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them;
•We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result;
•Our businesses are subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements;
•We may be subject to risks related to our status as an emerging growth company within the meaning of the Securities Act;
•Because we have become a publicly traded company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties;
•The grant of registration rights to certain of our investors and the future exercise of such rights may adversely affect the market price of our common stock;
•Insiders currently have and may continue to possess substantial influence over us, which could limit our ability to affect the outcome of key transactions, including a change of control;
•Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations which could have a material adverse effect on our business and stock price;
•The compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources; and
•Our operating and financial results forecast relies in large part upon assumptions and analyses we developed. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
Risks Related to Our Business
The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results, and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. To limit the spread of the virus, governments have imposed various restrictions, including emergency declarations at the federal, state, and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures. These actions, which led to an increased reliance on online meeting tools rather than in-person meetings and business travel, have had and may continue to have a material adverse impact on our business and operations and demand for pet care. For example, they have resulted in a reduction in the number of overnight bookings as people travel less and daytime services as people working from home care for their pets themselves.
The COVID-19 pandemic has materially adversely affected our operating results and may continue to materially adversely impact our financial condition and prospects. In light of the continued evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the continued duration of the spread of the outbreak both globally and within the United States, including whether there will be further resurgences of COVID-19 in various regions, vaccination rates in various regions, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business, and whether the impacts may result in permanent changes to our end-user’ behavior, all of which are highly uncertain and cannot be predicted. Demand for our offerings may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior and we cannot predict when, if ever, demand will return to pre-COVID-19 levels. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on Pet Parents and Pet Caregivers and we may continue to be materially adversely impacted. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.

In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we have moved to a hybrid workplace setup in which employees have the voluntary option to go to the office. However there is no requirement for employees to go to the office at this time nor any plans for such a requirement in the immediate future. We are positioned to leverage technology for employees and teams to work from home and accomplish their work without going into the office.
Any employee that chooses to voluntarily go to the office must submit proof of vaccination, and thus the office is only open to vaccinated employees. Due to the impact of the COVID-19 pandemic, from June to July 2020, we participated in Work Share (Shared Work) programs in Arizona and California in order to assist its employees during the temporary economic downturn resulting from the pandemic. These programs were an alternative to layoffs, allowing us to keep employees despite the reduction in work. As of August 2020, all employees have returned to their regular, full-time positions at the company, which remains the case to date.
Wag! has incurred net losses in each year since inception and experienced significant fluctuations in its operating results, which make it difficult to forecast future results, such as its ability to achieve profitability.
We incurred net losses of $6.3 million and $18.8 million in 2021 and 2020, respectively and have incurred net losses of $44 million in the first nine months of 2022. As of December 31, 2021, we had an accumulated deficit of $109.9 million and $154 million as of September 30, 2022. As a result of the COVID-19 pandemic, our monthly revenues declined rapidly after March 2020. Historically, we have invested significantly in efforts to grow our Pet Parent and Pet Caregiver network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, hired additional employees, and enhanced the platform. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected.
Our operating results may vary significantly and are not necessarily an indication of future performance. We experience seasonality in bookings based on numerous factors including holidays where we have experienced lower walking services requests on the platform, offset by higher sitting and boarding requests during these periods. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. As a result, we may not accurately forecast operating results. Moreover, we base our expense levels and investment plans on estimates for revenues that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results, and financial condition could be materially adversely affected.
Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow, grows slower than expected, or fails to grow as large as expected, our business, financial condition, and operating results could be materially adversely affected.
Demand for booking pet care through online marketplaces has grown rapidly since the 2015 launch of our platform, but such platforms are still relatively new and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of people to obtain pet care through platforms like our platform. If the public does not perceive these services as beneficial, or chooses not to adopt them, or instead adopts alternative solutions based on changes in our reputation for trust and safety, offering prices, availability of services, or other factors outside of our control, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and operating results.
Our marketing efforts to help grow the business may not be effective.
Promoting awareness of our platform is important to our ability to grow the business and to attract new Pet Parents and Pet Caregivers. Since inception, our user base has grown in large part as a result of word-of-mouth, complemented by paid and organic search, social media, and other online advertising and infrequent television advertising. Many of our marketing efforts to date have focused on amplifying and accelerating this word-of-mouth momentum and such efforts may not continue to be effective. Although we continue to rely significantly on word-of-mouth, organic search, and other unpaid channels, we believe that a significant amount of the growth in the number of Pet Parents and Pet Caregivers that use the platform also is attributable to our paid marketing initiatives. Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and paid keyword search campaigns. Even if we successfully increase revenues as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. If marketing efforts to help grow the business are not effective, we expect that our business, financial condition, and operating results may be materially adversely affected.
If we fail to retain existing Pet Caregivers or attract new Pet Caregivers, or if Pet Caregivers fail to provide high-quality offerings, our business, operating results, and financial condition would be materially adversely affected.
Our business depends on Pet Caregivers maintaining their use of our platform and engaging in practices that encourage Pet Parents to book their services. If Pet Caregivers do not establish or maintain enough availability, the number of bookings declines for a particular period, or Pet Caregiver pricing is unattractive or insufficient, revenues will decline and our business, operating results, and financial condition would be materially adversely affected.
Pet Caregivers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our Pet Caregivers have chosen to cross-list their offerings, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by Pet Parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause Pet Parents to book through other platforms or with other competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain Pet Parents reach out to our Pet Caregivers (and vice versa) and incentivize them to list or book directly with them and bypass our platform, which reduces the use of our platform. Some Pet Caregivers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns.
While we plan to continue to invest in our Pet Caregiver community and in tools to assist Pet Caregivers, including our technology and algorithms, these investments may not be successful in retaining existing Pet Caregivers or growing the number of Pet Caregivers and listings on our platform. In addition, Pet Caregivers may not establish or wish to maintain listings if we cannot attract prospective Pet Parents to our platform and generate bookings from a large number of Pet Parents. If we are unable to retain existing Pet Caregivers or add new Pet Caregivers, or if Pet Caregivers elect to market their offerings directly, exclusively with a competitor, or cross-list with a competitor, our platform may be unable to offer a sufficient supply of on-demand services to attract Pet Parents to use our platform. If we are unable to attract and retain individual Pet Caregivers in a cost-effective manner, or at all, our business, operating results, and financial condition would be materially adversely affected. In addition, the number of bookings on our platform may decline as a result of a number of other factors affecting pet care providers, including: the COVID-19 pandemic; Pet Caregivers booking on other third-party platforms as an alternative to offering on our platform; economic, social and political factors; Pet Caregivers not receiving timely and adequate support from us; perceptions of trust and safety on and off our platform; negative experiences with pets and Pet Parents, including pets who damage pet care provider property; our efforts or failure or perceived failure to comply with regulatory requirements; and our decision to remove Pet Caregivers from our platform for not adhering to our Community Guidelines or other factors we deem detrimental to our community.
If we fail to retain existing Pet Parents or add new Pet Parents, or if Pet Parents fail to receive high-quality offerings, our business, operating results, and financial condition would be materially adversely affected.
Our success depends significantly on retaining existing Pet Parents and attracting new Pet Parents to use our platform, increasing the number of repeat bookings that Pet Parents make, and attracting them to different types of service offerings on our platform. Pet Parents have a range of options for meeting their pet care needs, including neighbors, family and friends, local independent operators, large, commercial providers such as kennels and daycares, other online aggregators and directories, and other digital marketplaces.

Our ability to attract and retain Pet Parents could be materially adversely affected by a number of factors, such as: Pet Caregivers failing to provide differentiated, high-quality and adequately available pet services at competitive prices; the fees we charge to Pet Parents for booking services; taxes; our failure to facilitate new or enhanced offerings or features that Pet Parents value; the performance of our platform; Pet Parents not receiving timely and adequate support from us; negative perceptions of the trust and safety of our platform; negative associations with, or reduced awareness of, our brand; declines and inefficiencies in our marketing efforts; our efforts or failure or perceived failure to comply with regulatory requirements; and our decision to remove Pet Parents from our platform for not adhering to our Community Guidelines or other factors we deem detrimental to our community. For incidents that occur during services booked through our platform, liable Pet Parents may be protected with up to $1 million property damage protection, subject to applicable policy limitations and exclusions. While we intend to continue this property damage protection, if it discontinues this policy, whether because payouts under these policies or insurance premiums become cost prohibitive or for any other reason, then the number of Pet Parents who list with us may decline.
Events beyond our control also may materially adversely impact our ability to attract and retain Pet Parents, including: the COVID-19 pandemic or other pandemics or health concerns; increased or continuing restrictions on travel and immigration; the impact of climate change on travel and seasonal destinations (such as fires, floods and other natural disasters); and macroeconomic and other conditions outside of our control affecting travel or business activities generally.
In addition, if our platform is not easy to navigate, Pet Parents have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the content provided on our platform is not displayed effectively, we are not effective in engaging Pet Parents, or fail to provide a user experience in a manner that meets rapidly changing demand, we could fail to attract and retain new Pet Parents and engage with existing Pet Parents, which could materially adversely affect our business, results of operations, and financial condition.
Our fee structure is impacted by a number of factors and ultimately may not be successful in attracting and retaining Pet Parents and Pet Caregivers.
Demand for our platform is highly sensitive to a range of factors, including the availability of services at times and prices appealing to Pet Parents, prices that Pet Caregivers set for their services, the level of potential earnings required to attract and retain Pet Caregivers, incentives paid to Pet Caregivers and the fees, and commissions we charge Pet Caregivers and Pet Parents. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Existing or future competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain Pet Parents or Pet Caregivers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to increase the incentives paid to Pet Parents that use the platform, reduce the fees and commissions charged Pet Caregivers and Pet Parents, or to increase marketing and other expenses to attract and retain Pet Parents and Pet Caregivers in response to competitive pressures. We have launched and may in the future launch, new fee or pricing strategies and initiatives or modify existing fee strategies, any of which may not ultimately be successful in attracting and retaining Pet Parents and Pet Caregivers. Further, Pet Parents’ price sensitivity may vary by geographic location, and as we expand, our fee structure may not enable us to compete effectively in these locations.
Any further and continued decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.
Our financial performance is partially dependent on the strength of the travel and pet services industries. The outbreak of COVID-19 has caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on bookings for pet services. We expect that COVID-19 will continue to materially adversely impact our bookings and business. The extent and duration of such impact remains uncertain and is dependent on future developments that are difficult to predict accurately, such as the severity, transmission, and resurgence rate of COVID-19, vaccination rates and its effectiveness, the extent and effectiveness of containment actions taken, including mobility restrictions and the impact of these and other factors on travel or work behavior in general and on our business in particular.
Other events beyond our control can result in declines in travel or continued work-from-home mandates. Because these events or concerns and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel and work behavior by consumers and therefore demand for our platform and pet services, which would materially adversely affect our business, operating results, and financial condition.
Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic or volatility due to geopolitical instability, have led or could lead to a general decrease in travel and spending on pet care services and such downturns in the future may materially adversely impact demand for our platform. Such a shift in Pet Parent behavior would materially adversely affect our business, operating results, and financial condition.
The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors.
We operate in a highly competitive environment and faces significant competition in attracting Pet Caregivers and Pet Parents. Pet Parents have a range of options to find and book pet care offerings, both online and offline. We believe that our competitors include:
•friends, family, and neighbors that Pet Parents go to for pet care within their personal networks;
•local independent operators;
•large, commercial providers such as kennels and daycares;
•online aggregators and directories, such as Craigslist, Nextdoor, and Yelp; and
•other digital marketplaces, such as Rover and the pet care offerings on Care.com.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the popularity and adoption of online marketplaces to obtain services from individual pet care providers;
•the popularity, utility, ease of use, performance, and reliability of our offerings compared to those of our competitors;
•our reputation and brand strength relative to our competitors;
•the prices of offerings and the fees we charge pet care providers and Pet Parents on our platform;
•our ability to attract and retain high quality Pet Caregivers;
•the perceived safety of offerings on our platform, especially during and following the COVID-19 pandemic;
•cancellation policies, especially throughout the COVID-19 pandemic and other health-related disruptions;
•our ability, and the ability of our competitors, to develop new offerings;
•our ability to establish and maintain relationships with partners;
•changes mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements, judgments, injunctions, and consent decrees;
•our ability to attract, retain, and motivate talented employees;
•our ability to raise additional capital; and
•acquisitions or consolidation within our industry.

Currently, our primary competition is from the friends, family, and neighbors to whom Pet Parents often turn for pet services within their personal networks. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local Pet Parents and pet care providers and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Competitors may be able to provide Pet Parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or Pet Caregiver and Pet Parent requirements or preferences. The pet care industry also may experience significant consolidation or the entrance of new players. Some of our competitors could adopt aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from Pet Caregivers and Pet Parents, slow our growth and materially adversely affect our business, operating results, and financial condition. Consolidation among our competitors could give them increased scale and may enhance their capacity, abilities, and resources and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before we do. If we fail to retain existing Pet Caregivers or attract new Pet Caregivers, our business, operating results, and financial condition would be materially adversely affected.
New offerings and initiatives can be costly and if we unsuccessfully pursue such offerings and initiatives, we may fail to grow and our business, operating results, financial condition, and prospects would be materially adversely affected.
We plan to invest in new offerings and initiatives to further differentiate the company from our competitors. Developing and delivering new offerings and initiatives increases our expenses and organizational complexity. We have and may continue to experience difficulties in developing and implementing these new offerings and initiatives.
Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings and initiatives will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenues to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our pet care providers and Pet Parents to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results, and financial condition would be materially adversely affected.
We rely on internet search engines to drive traffic to our platform to grow revenues and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results, and financial condition.
Our success depends in part on its ability to attract Pet Caregivers and Pet Parents through unpaid internet search results on search engines, such as Google, Yahoo!, and Bing. The number of Pet Caregivers and Pet Parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective Pet Caregivers and Pet Parents. Any reduction in the number of Pet Caregivers and Pet Parents directed to our platform could adversely affect our business, financial condition, and operating results.

Further, we have used paid marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. A critical factor in attracting Pet Caregivers and Pet Parents to our platform has been how prominently offerings are displayed in response to search queries for key search terms. The success of pet services logistics and our brand has at times led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. However, we may not be successful at our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on paid marketing, we may need to increase our paid marketing spend in the future, including in response to increased spend on marketing from our competitors and our business, operating results, and financial condition could be materially adversely affected.
Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage our brand, thereby harming our ability to compete effectively and could materially adversely affect our business, operating results, and financial condition.
Trust in our brand is essential to the strength of our business. Maintaining and enhancing our brand reputation is critical to our ability to attract Pet Caregivers, Pet Parents, and employees, to compete effectively, to preserve and deepen the engagement of our existing Pet Caregivers, Pet Parents, and employees, to maintain and improve our standing in the communities where our pet care providers operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. We are heavily dependent on the perceptions of Pet Caregivers and Pet Parents who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company may harm our reputation, brand, and local network effects, including as a result of:
•complaints or negative publicity about us, our platform, Pet Parents, Pet Caregivers, or our policies and guidelines;
•illegal, negligent, reckless, or otherwise inappropriate behavior by Pet Caregivers, Pet Parents, or third parties;
•injuries or other safety-related issues involving pets;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituents of our network become infected;
•a failure to facilitate a sufficient level of bookings or to enable a competitive level of earnings for pet care providers;
•a failure to provide Pet Parents access to competitive pricing and quality;
•a failure to provide access to a range of offerings options sought by Pet Parents;
•fraudulent activity;
•actual or perceived disruptions or defects in our platform, such as site outages, payment disruptions, privacy or data security breaches, other security incidents, or other actual or perceived incidents that may impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform;
•users’ lack of awareness of, or compliance with, our policies;
•changes to our policies that users or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•a failure to comply with legal, tax, and regulatory requirements;
•a failure to enforce our policies in a manner that users perceive as effective, fair, and transparent;
•a failure to operate our business in a way that is consistent with its values and mission;
•inadequate or unsatisfactory user support experiences;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•negative responses by Pet Parents or Pet Caregivers to new services on our platform;

•a failure to register our trademarks and prevent or defend against misappropriation or third-party challenges to our existing or new trademarks;
•negative perception of our treatment of employees, Pet Parents, Pet Caregivers, or of our response to employee, Pet Parents, and Pet Caregiver sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry.
Any incident, whether actual or rumored to have occurred, involving the safety or security of pets, Pet Caregivers, Pet Parents, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to us and any media coverage resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract Pet Caregivers and Pet Parents. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate support or our platform policies are perceived to be too permissive, too restrictive, or providing Pet Caregivers or Pet Parents with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blogs, and other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some Pet Caregivers have refrained from and may in the future refrain from, offering services through our platform and some Pet Parents have refrained from and may in the future refrain from, using our platform, which could materially adversely affect our business, operating results, and financial condition.
Our brand reputation could also be harmed if we fail to comply with regulatory requirements as interpreted by certain governments or agencies or otherwise fails, or are perceived to fail, to act responsibly in a number of other areas, such as: animal welfare; safety and security; data security; privacy practices and data protection; provision of information about users and activities on our platform, including as requested by certain governments or agencies; sustainability; advertising and social media endorsement regulation and guidance; human rights; diversity; non-discrimination; concerns relating to the “gig” economy; business practices; including those relating to our platform and offerings; strategic plans; business partners; employees; competition; litigation and response to regulatory activity; the environment; and local communities. Media, legislative or government scrutiny around our company relating to any of the above areas or others could cause backlash and could adversely affect our brand reputation with our Pet Caregivers, Pet Parents, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand reputation could materially adversely affect our business, operating results, and financial condition.
In addition, we rely on Pet Caregivers and Pet Parents to provide trustworthy reviews and ratings that our Pet Caregivers or Pet Parents may rely upon to help decide whether or not to book a particular offering or accept a particular booking and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our community. Our Pet Caregivers and Pet Parents may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings.
We have procedures in place to combat fraud or abuse of our review system, but cannot guarantee that these procedures are or will be effective. In addition, if our Pet Parents do not leave reliable reviews and ratings, other potential Pet Caregivers or Pet Parents may disregard those reviews and ratings, and our systems that use reviews and ratings to make quality standards transparent would be less effective, which could reduce trust within our community and damage our brand reputation and could materially adversely affect our business, operating results, and financial condition.
Actions by Pet Caregivers or Pet Parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and our ability to attract and retain Pet Caregivers and Pet Parents and materially adversely affect our reputation, business, operating results, and financial condition.
We have no control over or ability to predict the specific actions of our users and other third parties during the time that pets or Pet Parents are with Pet Caregivers or otherwise and therefore, we cannot guarantee the safety of pets, Pet Caregivers, Pet Parents, and third parties. The actions of pets, Pet Caregivers, Pet Parents, and other third parties may result in pet and human fatalities, injuries, other harm, fraud, invasion of privacy, property damage, discrimination, and brand reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us.
All new Pet Caregivers on our platform undergo third-party background checks before they can offer their services on our platform. U.S. Pet Caregivers are subject to a social security number and address trace and are checked against national and county criminal offense databases, sex offender registries, and certain global and domestic regulatory, terrorist and sanctions watchlists.
We do not verify the identity of or require background checks for Pet Parents, nor do we verify or require background checks for third parties who may be present during a service made through our platform. In addition, we do not currently and may not in the future require Pet Caregivers to re-verify their identity or undergo subsequent background checks following their successful completion of their initial screening process.
Our screening processes rely on, among other things, information provided by Pet Caregivers and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. These processes are beneficial but not exhaustive and have limitations. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity on our platform. The criminal background checks for Pet Caregivers and other screening processes rely on, among other things, information provided by Pet Caregivers and Pet Parents, our ability to validate that information, the accuracy, completeness, and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area, such as relating to data privacy, data protection, and criminal background screening, and on the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, and compliance with our policies or standards and legal compliance, of all our Pet Caregivers’ offerings. We have not in the past and may not in the future undertake to independently verify the location, safety, or suitability of offerings for individual pets and Pet Parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of Pet Caregiver qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by Pet Caregivers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices.
In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen Pet Caregiver qualifications or offerings following initial review. We have in the past relied and may in the future, rely on Pet Caregivers and Pet Parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from Pet Caregivers and Pet Parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual Pet Caregivers or Pet Parents or may not sufficiently address those risks.
We also have faced or may face civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable offerings, discriminatory policies, data processing, practices or behavior on and off our platform or by Pet Caregivers, Pet Parents, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other Pet Caregiver, Pet Parent, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools, and procedures to protect Pet Caregivers, Pet Parents, and the communities in which our Pet Caregivers operate, we may not be successful in doing so. Similarly, offerings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm Pet Parents and public perception of the quality and safety of offerings on our platform and materially adversely affect our reputation, business, operating results, and financial condition.

If Pet Caregivers, Pet Parents, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct, or use our platform as a conduit for criminal activity, Pet Parents may not consider our platform and the offerings on our platform safe and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand reputation and lower the usage rate of our platform.
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We launched operations in 2015 and since then have frequently: (1) increased the number of local markets in which we offer services; (2) expanded our platform features and services; and (3) changed our fee structure. Because the market for accessing pet care is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. We also have a limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
•accurately forecast our revenues and plan our operating expenses;
•increase the number of and retain existing Pet Parents and Pet Caregivers that use our platform;
•successfully compete with current and future competitors;
•provide our users with superior experiences;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•adapt to rapidly evolving trends in the ways service providers and consumers interact with technology;
•avoid interruptions or disruptions in our service;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•hire, integrate, and retain talented technology, marketing, customer service, and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and operating results could be materially adversely affected.
We base our decisions regarding expenditures in Pet Parent acquisition in part on our analysis of the Gross Bookings generated from Pet Parents that we acquired in prior periods. Our estimates and assumptions may not accurately reflect future results and we may not be able to recover our Pet Parent acquisition costs.
Our success depends on our ability to attract Pet Parents in a cost-effective manner. Our decisions regarding investments in Pet Parent acquisition substantially depend upon our analysis of the revenue generated from Pet Parents acquired in earlier periods. Our analysis regarding Pet Parent acquisition investment and revenue includes several assumptions, such as:
•we make various assumptions based on our historical data with respect to the booking activity of Pet Parents. If our assumptions regarding such bookings are incorrect, our revenue relative to Pet Parent acquisition cost could be less favorable than we believe.
•our analysis focuses on support and acquisition marketing expenses incurred during the period in which the Pet Parents were originally acquired and makes various assumptions with respect to the level of additional marketing or other expenses necessary to maintain Pet Parent loyalty and generate booking activity in subsequent periods. If our assumptions regarding such expenses in subsequent periods are incorrect, our revenue relative to Pet Parent acquisition cost could be less favorable than we believe.
If our assumptions regarding our Pet Parent acquisition investment and resulting revenue from bookings, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate revenue from its investments in new Pet Parent acquisitions may be less than we have assumed and less than we have experienced in the past. In such case, we may need to increase expenses or otherwise alter our strategy and our business, financial condition, and operating results may be materially adversely affected.
If use of our platform in large metropolitan areas is negatively affected, our financial results and future prospects could be adversely impacted.
We derive a significant portion of our bookings and historically have generated a significant portion of our growth in more densely populated urban areas. Our business and financial results may be susceptible to economic, social and regulatory conditions, or other circumstances that tend to impact such areas. An economic downturn, increased competition, or regulatory obstacles in these areas could adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and finding local Pet Caregivers is more difficult, the cost of pet ownership is lower, and alternative Pet Caregivers may be more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited and our business, financial condition, and operating results would suffer.
If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the United States.
Our strategy may include the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the United States. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to attract local Pet Parents and Pet Caregivers to our platform, obtain and protect relevant trademarks, domain names, and other intellectual property, as well as by local laws and customs, legal and regulatory constraints, political and economic conditions, and currency regulations of the countries or regions in which we may intend to operate in the future. Risks inherent in expanding operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs, and trade policies and greater difficulty in securing and enforcing intellectual property rights. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, privacy, and trade and economic sanctions.
Any international operations involve additional risks, and exposure to these risks may increase if Wag! expands internationally.
We may expand our operations internationally. Our platform is currently only available in English, and we may have difficulty modifying its technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:
•recruiting and retaining qualified, multi-lingual employees;
•increased competition from local websites and guides and potential preferences by local populations for local providers;
•providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;
•credit risk and higher levels of payment fraud;
•currency exchange rate fluctuations;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•political and economic instability in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•higher costs of doing business internationally.
Risks Related to Regulation and Taxation
If Pet Caregivers are reclassified as employees under applicable law, our business would be materially adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels challenging the classification of Pet Caregivers that use our platform as independent contractors. The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. As referenced above, we maintain that Pet Caregivers that use our platform are independent contractors. However, Pet Caregivers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of service providers as employees would adversely affect our business, financial condition, and operating results, including as a result of:
•monetary exposure arising from, or relating to failure to, withhold and remit taxes (including with respect to the Pet Caregiver Issuance), unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits (including equity incentives), social security, workers’ compensation, and unemployment;
•claims of discrimination, harassment, and retaliation under civil rights laws;
•claims under laws pertaining to unionizing, collective bargaining, and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In the United States, national, state, and local governmental authorities have enacted or pursued, and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 now includes a referral agency exemption that specifically applies to animal services, dog walking, and grooming. While we believe that Pet Caregivers who use our platform fall within such exemption, the interpretation or enforcement of the exemption could change. In addition, other jurisdictions (including in international geographies where we may in the future offer our platform) could pursue similar laws that do not include such carve outs and which, if applied to our platform, could adversely impact our platform’s availability and our business. In the past, we have been subject to claims by representatives of Pet Caregivers alleging various misclassification claims and wage and hour violations. These claims have been settled, but we may be subject to similar claims and legal proceedings in the future.
In addition to the harms listed above, a reclassification of Pet Caregivers as employees would require us to significantly alter our existing business model and operations and impact our ability to add and retain Pet Caregivers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition, and operating results.
We are licensed to operate in regulated industries and if these licenses are revoked or suspended, our business may be materially adversely affected.
We operate in regulated industries, including insurance, which require licenses to operate in the jurisdictions in which we operate. One of our subsidiaries is currently licensed as an insurance agency in 50 states and the District of Columbia. We cannot guarantee that it will be able to refer its customers to options for pet insurance nationwide in the near term or at all. Our ability to retain state licenses depends on our ability to meet licensing requirements enacted or promulgated in each state. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, or have certain referral compensation agreements suspended or terminated, and may result in the suspension of our authority to receive commission compensation for the referral of such insurance business. If these licenses are revoked or suspended, our regulated business could be materially adversely affected and we may be forced to temporarily suspend operations in affected jurisdictions. This may require our to expend substantial resources or to discontinue certain services or platform features, which might further adversely affect our business. Any costs incurred to prevent or mitigate this potential liability could adversely affect our business, financial condition, and operating results.
Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.
Online marketplaces offering pet care services are a rapidly developing business model and are quickly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, insurance producer licensing and market conduct, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background checks, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States.
Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state level are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. For more information regarding such privacy and security laws and regulations, and the impact of such laws and regulations on our business, see “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the protection or transfer of data relating to individuals, could adversely affect our business.” It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which we may become subject.
In the United States, money transmission is subject to various state and federal laws and the rules and regulations are enforced by multiple authorities and governing bodies, including numerous federal, state, and local agencies who may define money transmission differently. Outside of the United States, we would be subject to additional laws, rules, and regulations related to the provision of payments and financial services if we expand internationally. If we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. Noncompliance with such regulations may subject us to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules, and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent service providers or otherwise viewed as part of the “gig economy.” Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with service providers or the fees that we may charge Pet Parents. Given our short operating history to-date and our licensed insurance subsidiary, and the rapid speed of growth of both, we are particularly vulnerable to regulators reviewing our practices and customer communications. As a result of any noncompliance with such requirements, regulators could impose fines, rebates or other penalties, including revocation or suspension of its licenses, and cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Our success, or perceived success, and increased visibility may also drive some businesses that perceive our business model as a threat to their services, or otherwise negatively, to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where Wag! may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of Pet Parents and service providers to use our platform.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or regulations that we may not be able to anticipate at this time, we could be materially adversely affected and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention to liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition, and operating results.
Government regulation of the Internet, mobile devices and e-commerce is evolving and unfavorable changes could substantially adversely affect our business, financial condition, and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may address taxation, tariffs, privacy, data retention and protection, data security, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, text messaging, Internet and mobile application access to our offerings and the characteristics and quality of online offerings, the provision of online payment services, and the characteristics and quality of services. For more information regarding such privacy and security laws and regulations, and the impact of such laws and regulations on our business, see “Risk Factors—Risks Related to Privacy and Technology—Changes in laws, regulations, or industry standards relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the protection or transfer of data relating to individuals, could adversely affect our business.” It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, if we expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or website or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings, or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and operating results.
We are subject to regulatory inquiries, claims, lawsuits, government investigations, and various proceedings and other disputes, and may face potential liability and expenses for legal claims, which could materially adversely affect our business, operating results, and financial condition.
We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and administrative proceedings, including those involving pet injury, personal injury, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, Pet Caregiver and Pet Parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues, and other matters. We may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as it deploys new services. Results of investigations, inquiries, and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, or inquiry having a material impact on our business, financial condition, and operating results, particularly if an investigation, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Any claims against us, whether meritorious or not, could be time-consuming and can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters and the diversion of management resources and other factors.
Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and operating results. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and operating results. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
We are subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of pets, Pet Parents, and Pet Caregivers.
We are subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of pets, Pet Parents, and Pet Caregivers. In the ordinary course of business, our customer service team receives claims pursuant to the Customer Claims Policy. Claims and threats of legal action that arise from pet sitting services booked through our website or applications may be sent directly to our legal department or may be received by our customer service team. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, Pet Parents, Pet Caregivers, and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by Pet Caregivers or animals.

We have incurred expenses to settle personal injury claims, which it sometimes chooses to settle for reasons including customer goodwill, expediency, protection of our reputation, and to prevent the uncertainty of litigating, and it expects that such expenses will continue to increase as our business grows and we face increasing public scrutiny. We currently are named as a defendant in a number of matters related to accidents or other incidents involving users of our platform, pets, or third parties. Pending or threatened legal proceedings could have a material impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any Pet Parents, Pet Caregivers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and operating results.
Reports, whether true or not, of animal-borne illnesses and injuries caused by pet care or unsanitary handling, cleaning, or grooming or other pet services incidents have led to potential legal claims against and severely injured the reputations of, participants in the pet services business and could do so in the future as well. In addition, reports of animal-borne illnesses or other safety issues occurring solely at competitors that are not on our platform, could, as a result of negative publicity about the pet services industry generally, adversely affect our business, financial condition, and operating results.
We also face potential liability and expense for claims, including class, collective and other representative actions, by or relating to Pet Caregivers regarding, among other things, the classification of Pet Caregivers that use our platform as well as our caregiver pay model, including claims regarding disclosures it makes with respect to sales tax, service fees, and gratuities, the process of signing up to become a Pet Caregiver, including the background check process and the nature and frequency of our communications to Pet Caregivers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, relating to, among other things, its caregiver pay model, including claims regarding disclosures we make with respect to sales tax, service fees and gratuities, the services we facilitate, discrepancies between the information on our website and mobile applications, the experience of Pet Parents and Pet Caregivers, and the nature and frequency of our marketing communications via email, text, or telephone.
For additional information, please see “Information About Wag! — Legal Proceedings.”
In addition, we face potential claims and litigation relating to possible pet and human fatalities, injuries, other violent acts, illness (including COVID-19), cancellations and refunds, property damage, motor vehicle accidents, and privacy or data protection violations that occurred during a service booked on our platform. We could face additional litigation and government inquiries and fines relating to our business practices, cancellations, and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.
We may be impacted by costly or burdensome arbitration and class action proceedings, and our use of arbitration and class action waivers subjects us to certain risks to our reputation and brand, as well as challenges to those waivers.
We include arbitration and class action waiver provisions in our terms of service with the Pet Parents and Pet Caregivers that use our platform, as well as in the Pet Care Provider Platform Use Agreement that Pet Caregivers must sign to be approved to provide services on our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and burdensome and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and operating results.
We are subject to various U.S. anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which it does business. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and its employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and operating results.
Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and operating results.
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition, and operating results. For instance, if we or Pet Caregivers try to pass along increased additional taxes and raise fees or prices to pet parents, booking volume may decline.
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes and we have, and may in the future, face various indirect tax audits in various U.S. jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage Pet Parents and Pet Caregivers from utilizing our offerings, or could otherwise harm our business, financial condition, and operating results. We are currently subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. We are also subject to routine IRS audits, including those regarding 1099 Statements. As of December 31, 2021, management did not believe that the outcome of pending matters would have a material adverse effect on our financial position, results of operations, or cash flows. For more information, see the section entitled, “Information About Wag! — Legal Proceedings”.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely affect our operating results in future periods in which we change our estimate of tax obligations or in which the ultimate tax outcome is determined.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income taxes in the United States. Our effective tax rate could be materially adversely affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, changes in tax laws, tax treaties, and regulations or the interpretation of them, certain non-deductible expenses, and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses.
Many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and ecommerce. Taxing authorities in various jurisdictions are currently reviewing the appropriate treatment of companies engaged in Internet commerce and may make changes to existing tax or other laws that could result in additional taxes relating to our activities, and/or impose obligations on us to collect such taxes. New tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us.
We have been subject to examination and may be subject to examination in the future, by federal, state, and local tax authorities on income, employment, sales, and other tax matters. While we regularly assesses the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and operating results. Certain risks relating to employment taxes and sales taxes are described in more detail under “If Pet Caregivers are reclassified as employees under applicable law, our business would be materially adversely affected.” If Pet Caregivers are reclassified as employees under federal or state law, our business would be materially adversely affected. Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and operating results.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $200 million and $171 million, respectively. The federal NOLs generated as of December 31, 2017 of $23.3 million will expire in 2037, while $176.6 million federal NOLs generated in taxable years beginning after December 31, 2017 do not expire but may only offset 80% of taxable income in periods of future utilization. The state NOLs will begin to expire in 2038 and will continue to expire through 2041. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and certain other tax attributes to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have, in the past, experienced ownership changes, and if we experience one or more ownership changes as a result of the proposed Business Combination or future transactions in our stock, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of this offering.
NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2021 or results of operations.
Under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), net operating losses incurred in taxable years that began after December 31, 2017 may offset 100% of current year taxable income in 2018, 2019, and 2020 taxable years and limited to 80% for tax years after December 31, 2020. There is also a risk that our existing net operating losses or tax credits could expire or otherwise be unavailable to offset future income tax liabilities, either as the result of regulatory changes issued, possibly with retroactive effect, by various jurisdictions seeking to raise revenue to help counter the fiscal impact of the COVID-19 pandemic, or for other unforeseen reasons. A temporary suspension of the use of certain net operating losses and tax credits has been enacted in California and other states may enact suspensions as well.
Risks Related to Our Indebtedness
A definitive financing agreement with Blue Torch is secured by substantially all of our assets and the assets of our subsidiaries, and in the occurrence of an event of default, Blue Torch may be able to foreclose on all or some of these assets which would materially harm our business, financial condition and results of operations
We entered into a definitive financing agreement with Blue Torch Finance, LLC (“Blue Torch”) for a senior secured credit facility in the amount of $32.17 million in connection with the closing of the Business Combination (the “Credit Facility”). The Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries (collectively, the “Credit Parties”), including the Credit Parties’ intellectual property and equity interests in the Credit Parties’ subsidiaries, subject to customary exceptions. Additionally, the definitive documentation for the Credit Facility states that if the Credit Parties default on their payment or performance obligations in respect of the Credit Facility, Blue Torch will be able to foreclose on all or some of the Credit Parties’ assets that are collateral for the Credit Facility, which would materially harm the Credit Parties’ business, financial condition and results of operations and our securities could be rendered worthless. The pledge of these assets and other restrictions contained in the definitive financing documentation for the Credit Facility may also limit the Credit Parties’ flexibility in raising capital for other purposes.
Because substantially all of the Credit Parties’ assets will be pledged to secure the Credit Facility, the Credit Parties’ ability to incur additional secured or unsecured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on the Credit Parties’ financial flexibility. See the section entitled “Liquidity and Capital Resources — Debt” located elsewhere in this Quarterly Report on Form 10-Q.

Our debt obligations could materially and adversely affect our business, financial condition, results of operations, and prospects.
We have incurred in the past, and may incur in the future, debt to finance our operations, capital investments, and business acquisitions and to restructure our capital structure.
Our debt obligations could materially and adversely impact us. For example, these obligations could:
•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, research and development, or R&D, expenditures and other business activities;
•result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered, such as applicable cross-default and/or cross-acceleration provisions;

•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D and other general corporate requirements;
•restrict our ability to incur specified indebtedness, create or incur certain liens and enter into sale-leaseback financing transactions;
•increase our vulnerability to adverse economic and industry conditions; and
•increase our exposure to interest rate risk from variable rate indebtedness.
Our Credit Facility with Blue Torch contains covenants, including requirements to maintain certain levels of minimum revenue and minimum liquidity, restrictions on restricted payments and other customary debt covenants. A breach of the covenants can result in an event of default under the Credit Facility and as such allow Blue Torch to pursue certain remedies. In addition, the Credit Facility includes cross-default or cross-acceleration provisions that could result in the Credit Facility being accelerated and/or terminated if an event of default or acceleration of maturity occurs under any of our other indebtedness. For more information about these and other financing arrangements, see “Wag!’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our ability to comply with these provisions may be affected by events beyond our control, and if we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants and other performance obligations contained in the Credit Facility, we may lose the ability to borrow under all of our debt facilities, which could materially and adversely affect our business.

Our ability to meet our payment obligations under our debt facilities depends on our ability to generate significant cash flows or obtain external financing in the future. We cannot assure you that we will be able to generate sufficient cash flow or obtain external financing on terms acceptable to us or at all.
Our ability to meet our payment obligations under our debt facilities depends on our ability to generate significant cash flows or obtain external financing in the future. This ability, to some extent, is subject to market, economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors, including:
•limitations imposed on us under existing and future debt facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•a decline in liquidity in the credit markets, including due to the COVID-19 pandemic;
•volatility in our business;
•prevailing interest rates;
•the financial strength of the lenders from whom we borrow;
•the decision of lenders from whom we borrow to reduce their exposure to our industry due to global economic conditions, or a change in such lenders’ strategic plan, future lines of business, the COVID-19 pandemic, or otherwise;
•the amount of eligible collateral pledged on debt facilities, which may be less than the borrowing capacity of these facilities;
•more stringent financial covenants in such refinanced facilities, which we may not be able to achieve; and
•accounting changes that impact calculations of covenants in our debt facilities.

If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or decreased loan production volume, such changes could materially and adversely affect our business.
Risks Related to Privacy and Technology
We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of its information technology systems, could interrupt our operations, harm our brand, and adversely affect our reputation, business, financial condition, and operating results.
Our business involves the collection, storage, processing, and transmission of personal information and other sensitive and proprietary data of Pet Parents and Pet Caregivers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information, and personal information relating to individuals such as our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. Given the nature of the information we use and store, third parties may seek to gain unauthorized access to such information, and thus the secure maintenance of this information is critical to our business and reputation. In addition, these incidents can originate on our vendors’ websites, which can then be leveraged to access our website, further preventing our ability to successfully identify and mitigate the attack.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, even if it takes all reasonable precautions, including to the extent required by law, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and may face delays in detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. Additionally, because we may also share information with third-party service providers to conduct its business, if any of its business partners or service providers with whom we share information fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our users’ information may be improperly accessed, used or disclosed. Such breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have previously experienced incidents of fraud on our platform that it believes involved credential stuffing attacks and which it was unable to preemptively detect or prevent. In addition, hardware, software, or applications we develop or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, or users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. See “Risk Factors — Risks Related to Privacy and Technology — Any error, bug, vulnerability or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.”
Although we have developed reasonable systems and processes that are designed to protect data of Pet Parents and Pet Caregivers that use our platform, protect our systems and the proprietary, sensitive and confidential information it maintains, prevent data loss, and prevent security breaches and security incidents, our security measures have not fully protected against such matters in the past. For example, we have been subject to phishing, credential stuffing or distributed denial-of-service attacks, and therefore we cannot guarantee that no such or other attacks will occur in the future or that they will not be successful. Accordingly, we may experience data security breaches, cyberattacks, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) or other data security incidents. Further, the IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or to damages from computer viruses, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions, which may permit third parties to access data, including personal information and other sensitive data of Pet Parents and Pet Caregivers, our employees’ personal information, or other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems. For more information see “Risk Factors — Any error, bug, vulnerability or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.” Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data also could result in an actual or perceived privacy, data protection, or security breach or other security incident. In addition, outside parties may attempt to fraudulently induce employees, service providers, users or customers to disclose sensitive information in order to gain access to our data or the data or accounts of our users or other parties. Although we have policies restricting access to the information it stores, there is a risk that these policies may not be effective in all cases.
Any actual or perceived breach of privacy or data protection, or any actual or perceived security breach or other incident that impacts our platform or systems, other IT and infrastructure used in our business, or data maintained or processed in our business, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our reputation, brand and competitive position, damage our relationships with third-party partners, or result in claims, litigation, regulatory investigations and proceedings, increased credit card processing fees and other costs, and significant legal, regulatory and financial exposure, including, but not limited to, ongoing monitoring by regulators and any such incidents or any perception that our security measures are inadequate could lead to loss of Pet Parents’ and Pet Caregivers’ confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and operating results. Any actual or perceived breach of privacy, data protection or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security, privacy or data protection breaches, and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy, data protection and security breaches, and other privacy-, data protection- and security-related incidents and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy, data protection, or security breach or other incident occurs.
While we maintain cyber insurance that may help provide coverage for these types of incidents, it cannot assure you that our insurance will be adequate to cover all of its costs and liabilities related to any incidents, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations, and financial condition.
Changes in laws, regulations, or industry standards relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the protection or transfer of data relating to individuals, could adversely affect our business.
We receive, transmit, and store a large volume of regulated, personally identifiable information relating to users on our platform, as well as personally identifiable information relating to other individuals such as its employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, disposal, and protection of certain types of data, including, but not limited to the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act and its accompanying regulations (collectively the “CCPA”). These laws, rules, and regulations regulating the personal information received, transmitted, and stored by us evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.
The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers about such companies’ data collection, use and sharing practices, gives California residents expanded rights to access and delete their personal information, and affords such consumers abilities to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the unauthorized access to, or exfiltration, theft, or disclosure of personal information. This private right of action is expected to increase the likelihood of and risks associated with data breach litigation. The CCPA has not been subject to significant litigation and judicial interpretation and it remains unclear how various provisions of the CCPA will be interpreted and enforced. Subsequently, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”). The CPRA, which will take effect in most material respects on January 1, 2023, further expands the CCPA with additional data privacy compliance requirements, including by expanding consumers’ rights with respect to certain sensitive personal information, that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses, and potentially changing business practices, in an effort to comply.
The CPRA and the CCPA have led to other states passing similar laws. On March 2, 2021, Virginia passed the Virginia Consumer Data Protection Act, which goes into effect January 1, 2023, and on July 8, 2021, Colorado passed the Colorado Privacy Act, which goes into effect July 1, 2023. Both of the statutes in Virginia and Colorado were modeled after and are very similar to the CCPA and CPRA. These laws may lead other states or even the U.S. Congress to pass comparable legislation. The effects of the CPRA, the CCPA and other similar state or federal laws, are significant and may require us to modify its data processing practices and policies and incur substantial compliance-related costs and expenses that are likely to increase over time. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts and may require us to divert resources from other initiatives and projects to address these evolving compliance and operational requirements. The CCPA, CPRA, the Virginia and Colorado privacy laws and other laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing Our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Additionally, we have incurred and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Publication of our privacy statement and other policies regarding privacy, data protection, and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. In general, negative publicity regarding actual or perceived violations of its end users’ privacy-related rights, including fines and enforcement actions against it or other similarly placed businesses, also may impair users’ trust in our privacy practices and make them reluctant to give their consent to share their data with us. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time, which may legally or contractually apply to us, or we may elect to comply with such standards. These various privacy, data protection, and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our mobile applications or website and we may need to take additional measures to comply with the new and evolving legal obligations, including but not limited to training efforts for our employees, contractors, and third-party partners. Such efforts may not be successful or may have other negative consequences. In particular, with laws and regulations such as the CCPA and industry standards imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
We also are bound by contractual obligations related to privacy, data protection, and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. With regard to our commercial arrangements, we and our counterparties, including business partners and external service providers, might be subject to contractual obligations regarding the processing of personal data. While we believe our and our counterparties’ conduct under these agreements is in material compliance with all applicable laws, regulations, standards, certifications and orders relating to data privacy or security, us or our counterparties may fail, or be alleged to have failed, to be in full compliance. In the event that our acts or omissions result in alleged or actual failure to comply with applicable laws, regulations, standards, certifications and orders relating to data privacy or security, we may incur liability. While we endeavor to include indemnification provisions or other protections in such agreements to mitigate liability and losses stemming from its counterparties’ acts or omissions, we may not always be able to negotiate for such protections and, even where it can, there is no guarantee that its counterparties will honor such provisions or that such protections will cover the full scope of our liabilities and losses.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers, Pet Parents, or Pet Caregivers on our platform, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of data relating to Pet Caregivers, Pet Parents, or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing Pet Caregivers and Pet Parents from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and operating results. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand which could materially adversely affect our business, financial condition, and operating results.
The success of our platform relies on algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition, and operating results.
We use proprietary algorithms in an effort to maximize user satisfaction and retention, as well as to optimize return on marketing expenses. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Operation failures could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve its algorithms and maintain, market and scale our platform effectively. Additionally, there is increased governmental interest in regulating technology companies. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions, and other legal and regulatory proceedings, fines or other penalties, and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition, and operating results.
Any error, bug, vulnerability, or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.
Our success depends on Pet Parents and Pet Caregivers being able to access our platform at any time. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects, malfunctions or inappropriate maintenance, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. In such an event, we may need to expend additional resources to bring the incident to an end, mitigate the liability associated with the fallout of such incident, make notifications to regulators and individuals affected, replace damaged systems or assets, defend itself in legal proceedings and compensate customers or end users. Further, some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Out business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

Our platform incorporates highly technical and complex technologies. Such technologies and software may now or in the future contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code has been released. Any error, bug or vulnerability in our products or services, systems or control failure, cybersecurity incidents, data security breach or attack on or compromise of our security or the security of our business partners could result in the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, users’ or our employees’ data and could result in governmental or regulatory action, including resulting in fines or penalties, litigation, and financial and legal exposure, which could seriously harm Wag!’s reputation, brand and business, and impair its ability to attract and retain users, customers and advertisers. See “Risk Factors — Risks Related to Privacy and Technology — We have been subject to cybersecurity attacks in the past and anticipates being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of its information technology systems, could interrupt our operations, harm its brand, and adversely affect its reputation, business, financial condition, and operating results.”
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. Minor interruptions can result in new user acquisition losses that are never recovered. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business, brand, and reputation and could result in fewer Pet Parents and Pet Caregivers using our platform.
We primarily rely on Amazon Web Services to deliver its services to users on our platform and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and operating results.
We rely in part upon the stable performance of our servers, networks, IT infrastructure and data processing systems for provision of our products and services. For example, we currently rely on Amazon Web Services (“AWS”) to host our platform and support our operations. We do not have control over the operations of the facilities of AWS that it uses. The facilities of AWS are vulnerable to damage or interruption from internal and external factors, including natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to its success. We have experienced, and expects that in the future it will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to its success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult or expensive to maintain and improve our performance, especially during peak usage times, as it expands the usage of our platform. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase its costs, and impair its ability to attract new users, any of which could adversely affect our business, financial condition, and operating results.
We rely on third-party payment service providers to process payments made by Pet Parents and payments made to Pet Caregivers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results, and financial condition could be materially adversely affected.
We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our Pet Parents and payments made to Pet Caregivers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. We have agreements with these providers, some of whom are the sole providers of their particular service. If these companies become unwilling or unable to provide these services to us on acceptable terms, we are unable to integrate with a provider in a timely manner, or regulators take action against us, our business may be disrupted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources and may not be as effective, efficient, or well-received by our Pet Caregivers and Pet Parents or adequately address regulatory requirements. Any of the foregoing risks related to third-party payment service providers, including compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to Pet Caregivers out of our funds, which could materially adversely affect our business, operating results, and financial condition.
In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to Pet Caregivers on our platform, which could make our platform less convenient and desirable to its users and adversely affect our ability to attract and retain Pet Caregivers and Pet Parents. For more information, see “Risk Factors — Risks Related to Privacy and Technology — Any error, bug, vulnerability or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.”
If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand out payments activities into additional countries is dependent upon the third-party providers we use to support these activities. As we expand the availability of our platform to additional geographies or offer new payment methods to our Pet Caregivers and Pet Parents in the future, we may become subject to additional regulations and compliance requirements and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees than transactions made through debit cards. We also face a risk of increased transaction fees and other fines and penalties, if we or our service providers fail to comply with payment card industry security standards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, operating results, and financial condition.
We rely on third parties to provide some of the software or features for our platform and depend on the interoperability of our platform across third-party applications and services. If such third parties were to interfere with the distribution of our platform or with our use of such software, our business would be materially adversely affected.
We rely upon certain third parties to provide software or features for our platform. If the third parties we rely upon cease to provide access to the third-party software that us, Pet Parents, and Pet Caregivers use, cease providing access to such software on terms that we believe to be attractive or reasonable, or stop providing the most current version of such software, We may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business. For example, we rely on Google Maps and Apple Maps for maps and location data for functionality on our platform and we integrate applications, content, and data from third parties to deliver our platform and services.
Third-party applications, products, and services are constantly evolving and we may not be able to maintain or modify our platform to ensure compatibility with third-party offerings following development changes. If we lose such compatibility, experience difficulties, or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our community and business, results of operations, and financial condition could be materially adversely affected.
We rely on mobile operating systems and application marketplaces to make our applications available to Pet Parents and Pet Caregivers and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results, and operating results could be materially adversely affected.
We largely depend on mobile operating systems, such as Android and iOS and their respective application marketplaces to make our applications available to Pet Parents and Pet Caregivers that use our platform on mobile devices. Any changes in such systems or application marketplaces that degrade the functionality of our applications or give preferential treatment to our competitors’ applications could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to Pet Parents and Pet Caregivers, make changes that degrade the functionality of our applications, increase the cost to users or to us of using such mobile operating systems or application marketplaces or our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, user growth could slow, pause, or decline. Our applications have experienced fluctuations in the past and it anticipates similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition, and operating results.
As new mobile devices and mobile platforms, as well as entirely new technology platforms are developed and released, there is no guarantee that certain devices will support our platform or effectively roll out updates to our applications. Additionally, in order to deliver high-quality applications, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards, which can require cooperation from participants in the mobile device industry. We may not be successful in developing or maintaining relationships with key participants in the mobile device industry that enhance users’ experience. If Pet Parents or Pet Caregivers that use our platform encounter any difficulty accessing or using applications on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our user growth and user engagement would be materially adversely affected.
Our platform may contain third-party open source software components, the use of which could expose us to information security vulnerabilities, result in failures, errors and defects, or subject us to possible litigation or to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost or that we make publicly available our confidential, proprietary source code; any such failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
Though we generally avoid “open source” software, our platform may contain software modules licensed to it by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. Accordingly, we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. In addition, the public availability of such software may make it easier for others to compromise our platform. Many of the risks associated with the use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. To the extent that our systems depend upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our systems or applications, delay the introduction of new solutions, result in a failure of our systems, products or services, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches. We have processes in place to help alleviate these risks, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solutions, products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our ownership of proprietary intellectual property, the security of our systems, products and services, or our business, results of operations, and financial condition.
Some open source licenses contain unfavorable requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make our software available at little or no cost, or grants other licenses to our intellectual property. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until it can adequately address the concerns.
We also release certain of our proprietary software modules to the public under open source licenses. Although we have certain policies and procedures in place to monitor its use of open source software that are designed to avoid subjecting our platform to conditions it does not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, its proprietary code, any of which could adversely affect our business, financial condition, and operating results.
Risks Related to Our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results.
Our business depends on its intellectual property and proprietary technology, the protection of which is crucial to the success of our business. We rely on a combination of trademark, copyright, and trade secret laws, license agreements, intellectual property assignment agreements, and confidentiality procedures to protect its intellectual property. Additionally, we rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable, or that we believes is best protected by means that do not require public disclosure. We generally attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. For example, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be willfully breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and other proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect our competitive business position.

Despite our efforts to protect our proprietary rights, other parties may unintentionally or willfully disclose, obtain or use our technologies or systems, which may allow unauthorized parties to copy aspects of our platform or other software, technology, and functionality or obtain and use information that we considers proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Monitoring unauthorized use and disclosures of our intellectual property, proprietary technology, or confidential information can be difficult and expensive and we cannot be sure that the steps it has taken will prevent misappropriation or infringement of our intellectual property or proprietary rights.
As of August 2022, we held 5 registered U.S. trademarks. In addition, we have registered domain names for websites that we use in our business, such as www.wagwalking.com and other variations. The inclusion of the website address in this quarterly report on Form 10-Q does not include or incorporate by reference the information on our website into this quarterly report.
Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. See “Risk Factors — Risks Related to our Intellectual Property — Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results, and reputation.” Further, litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Any litigation initiated by us concerning the violation by third parties of its intellectual property rights is likely to be expensive and time-consuming and could lead to the invalidation of, or render unenforceable, our intellectual property, or could otherwise have negative consequences for us. Even when we sue other parties for such infringement, that suit may have adverse consequences for our business. In addition, we may not timely or successfully apply for a patent or register its trademarks or otherwise secure its intellectual property, which could result in negative effects to our market share, financial condition and results of operations. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged. and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and operating results.
We are subject to claims and lawsuits relating to intellectual property and other related matters, which could materially adversely affect our reputation, business, and financial condition.
We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by Pet Caregivers, Pet Parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our Pet Caregivers and Pet Parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”), and the fair-use doctrine in the United States, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by Pet Caregivers and Pet Parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal of CDA Section 230, that increase potential liability for information or content available on our platform. Failure to identify and prevent illegal or inappropriate content from being uploaded to our platform, or an inability to rely on legal defenses available under applicable law to operators of platforms such as ours, may subject us to negative publicity, private enforcement or liability, such as payment of damages, limiting the dissemination of content, and suspension or removal of our platform from app distribution channels.
In addition, we have been and may become subject to claims and litigation alleging infringement of third-party intellectual property which, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our business operations, or invalidate or render unenforceable our intellectual property. See “Risk Factors — Risks Related to our Intellectual Property — Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results; Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results, and reputation”. In connection with any such claims or litigation, we may decide to settle such lawsuits and disputes on terms that are unfavorable to us or if any litigation to which we are a party is resolved adversely to us, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which license may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses.
The results of any such claims, lawsuits, arbitration proceedings, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and operating results. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and operating results. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results, and reputation.
We operate in an industry with frequent intellectual property litigation. Other parties have asserted and in the future may assert, that we have infringed their intellectual property rights. For example, we are presently involved in a lawsuit in the Northern District of California in which a third-party trademark owner is alleging, amongst other claims, that our “WAG!” trademark infringes the third party’s trademarks and that its use breaches the terms of a 2016 settlement agreement entered into between us and the third party. The third-party trademark owner is seeking cancellation of certain of our registered trademarks as well as damages (including punitive and/or treble damages), attorneys’ fees and a preliminary injunction prohibiting use of our logos and other branding materials which, if successful, may result in material liability and may force us to take costly remediation actions, such as redesigning aspects of our brand or even carrying out complete and costly rebranding. In any event, any such litigation may be time-consuming and expensive to resolve and may divert management’s time and attention from our business. Furthermore, we could be required to pay substantial damages.
We cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition, and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent, trademark, or copyright rights, cease making, licensing, or using products that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign our offerings, and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition, and operating results.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.wagwalking.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market its offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons, including because they are already held by others. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to our domain names. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and operating results.
Risk Related to our Operations
We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition, and operating results could be materially adversely affected.
Our future success will depend in part on the continued service of its senior management team, key technical employees, and other highly skilled employees. We may not be able to retain the services of any of its employees or other members of senior management in the future. Also, our employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with Wag!.
Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business, financial condition, and operating results could be materially adversely affected.
We Face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we! have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity, and engagement could suffer, which could adversely affect business, financial conditions, and operating results.
Our company culture has contributed to our success and if we cannot maintain and evolve our culture as we grow, our business could be materially adversely affected.
We believe that our company culture has been critical to our success. We face many challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;

•the potential growth in size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values (including, for example, pressure exerted by large technology companies adopting permanent remote work frameworks);
•the impact on employee morale created by geopolitical events, public stock market volatility, and general public company criticism;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect Wag!;
•negative perception of our treatment of employees, Pet Parents, Pet Caregivers, or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain and evolve our culture, our business, financial condition, and operating results could be materially adversely affected.
Our support function is critical to the success of our platform and any failure to provide high-quality service could affect our ability to retain our existing Pet Caregivers and Pet Parents and attract new ones.
Our ability to provide high-quality support to our community of Pet Caregivers and Pet Parents is important for the growth of our business and any failure to maintain such standards of support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract Pet Caregivers and Pet Parents. Meeting the support expectations of our Pet Caregivers and Pet Parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies, and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. Any changes in our workforce composition or number of employees, including as a result of the COVID-19 pandemic, has in the past led to, and may in the future lead to, backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain Pet Caregivers and Pet Parents.
The majority of our user contact volume typically is serviced by a limited number of third-party service providers. we rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of Pet Caregivers and Pet Parents that come to us via telephone, email, social media, and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintains proper controls and procedures for interacting with our community, and ensures acceptable levels of quality and user satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls, and procedures could materially adversely impact our business. We provide support to Pet Caregivers and Pet Parents and help to mediate disputes between Pet Caregivers and Pet Parents. We rely on information provided by Pet Caregivers and Pet Parents and are at times limited in our ability to provide adequate support or help Pet Caregivers and Pet Parents resolve disputes due to our lack of information or control. To the extent that Pet Caregivers and Pet Parents are not satisfied with the quality or timeliness of our support or third-party support, we may not be able to retain Pet Caregivers or Pet Parents and our reputation as well our business, operating results, and financial condition could be materially adversely affected.
When a Pet Caregiver or Pet Parent has a poor experience on our platform, we may issue refunds or coupons for future bookings, or other customer service gestures of monetary value. These refunds and coupons are generally treated as a reduction to revenues. A robust support effort is costly and we expect such costs to continue to rise in the future as we grow our business and implement new product offerings. We have historically seen a significant number of support inquiries from Pet Caregivers and Pet Parents. Our efforts to reduce the number of support requests may not be effective and we could incur increased costs without corresponding revenues, which would materially adversely affect our business, operating results, and financial condition.

We rely on a third-party background check provider and a third-party identification provider to screen potential Pet Caregivers and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition, and operating results could be materially adversely affected.
We rely on a single third-party background check provider to provide or confirm the criminal and other records of potential Pet Caregivers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If our third-party background check provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find an alternate provider on terms acceptable to us, we may not be able to timely onboard potential Pet Caregivers and as a result, our platform may be less attractive to potential Pet Caregivers and we may have difficulty finding enough Pet Caregivers to meet Pet Parent demand. Further, if the background checks or identity verification checks conducted by our third-party provider or the third-party databases they check are, or are perceived to be, inaccurate, insufficiently inclusive of relevant records, or otherwise inadequate or below expectations, Pet Caregivers who otherwise would be barred from using our platform may be approved to offer services via our platform and some Pet Caregivers may be inadvertently excluded from our platform. As a result of inaccurate or incomplete background or verification checks, we may be unable to adequately provide a safe environment for pets and Pet Parents and our reputation and brand could be materially adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, we do not generally run additional background checks on Pet Caregivers after they have been approved to use our platform. If a Pet Caregiver engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Pet Caregiver may be permitted to continue offering services through our platform. If we choose to engage in more frequent background checks in the future, we may experience a decrease in Pet Caregiver retention, which may adversely impact our platform. We are also subject to a number of laws and regulations applicable to background and identity verification checks for potential and existing Pet Caregivers that use our platform. If we or our third-party background check provider or identity verification provider fail to comply with applicable laws and regulations in the handling of background or identity verification checks or the use of background check or identity verification information, our reputation, business, financial condition, and operating results could be materially adversely affected and we could face legal action, including class, collective, or other representative actions.
Any negative publicity related to any of our third-party background check providers or third-party identity verification provider, including publicity related to safety incidents or actual or perceived privacy or data security breaches or other security incidents, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and operating results.
We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and operating results.
We procure third-party insurance policies to cover various operations-related risks including general liability, auto liability, excess liability, employment practices liability, workers’ compensation, property, cybersecurity and technology errors and omissions, fiduciary liability, and directors’ and officers’ liability. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers become insolvent, such a provider would be unable to pay any operations-related claims that we make. Further, some of our agreements with merchants require that we procure certain types of insurance and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and operating results could be materially adversely affected if: (1) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience or coverage limits; (2) we experience a claim in excess of our coverage limits; (3) our insurance providers fail to pay on our insurance claims; (4) we experience a claim for which coverage is not provided; or (5) the number of claims under our deductibles or self-insured retentions differs from historical averages.
We may have insufficient or no coverage for certain events, including reclassification of Pet Caregivers under applicable law and certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may be insufficient to cover all of our business exposure.
We rely on our general liability insurance policy to provide coverage to us for claims and losses. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, or difficulty securing coverage.
We may face difficulties as we expand our operations into new local markets and international markets in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new local and international markets. It may be difficult for us to accurately predict Pet Parent preferences and purchasing habits in these new markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Pet Caregivers that are available and our costs associated with insurance, support, fraud and onboarding new Pet Caregivers. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options, to provide effective user support and to efficiently attract and retain Pet Parents and Pet Caregivers, all of which affect our sales, operating results, and key business metrics. As a result, we may experience fluctuations in our operating results due to changing dynamics in the local and international markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and operating results could be materially adversely affected.
The failure to successfully execute and integrate acquisitions could materially adversely affect our business, operating results, and financial condition.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, we acquired Compare Pet Insurance for $3.75 million in cash and a total of 639,000 units of common stock in August 2021.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure to close or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•difficulties in retaining merchants, consumers, and service providers, as applicable, of an acquired company;

•challenges with integrating the brand identity of an acquired company with our own;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;
•theft of our trade secrets or confidential information that it shares with potential acquisition candidates;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and operating results could be materially adversely affected.
We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.
To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash, cash equivalents, and marketable securities and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences, and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on its ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors.
We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business, financial condition, and operating results may be materially adversely affected.
Our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.
In August 2020, we received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program, or the PPP Loan. The PPP Loan is subject to the terms and conditions of the Paycheck Protection Program, which was established under the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of Wag!. This certification further required us to take into account our then current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Following this analysis, we believed that we satisfied all eligibility criteria for the PPP Loans and that our receipt of the PPP Loans was consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.
In accordance with the requirements of the PPP, we used the PPP Loan to cover certain qualified expenses. The PPP Loan contains customary events of default, including, among others, those relating to breaches of obligations under the PPP Loan (including a failure to make payments), any bankruptcy or similar proceedings, and certain material effects on our ability to repay the PPP Loan. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. No payments of principal or interest were due until the conclusion of the deferral period, which ended in November 2021. Under the terms of the PPP loans, all or a portion of the principal could be forgiven if the loan proceeds were used for qualifying expenses, adjusted for any headcount reduction, as described in the CARES Act.
In August 2021, we applied for forgiveness of $3.5 million of the PPP Loan. Subsequently, in September 2021, the SBA approved our loan forgiveness application in the amount of $3.5 million. The remaining loan balance of $1.7 million is being paid starting in November 2021 in monthly principal installments of $38,000 through the loan’s maturity date of August 2025.
If, despite our good-faith belief that given its circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loans or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Additionally, the proposed Business Combination may subject us to additional scrutiny for our decision to receive the PPP Loan. Should we be audited or reviewed by federal or state regulatory authorities, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to our Financial Reporting and Disclosure
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain operational and business metrics with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly discloses. If the internal systems and tools we use to track these metrics undercount or over count performance or contain algorithmic or other technical errors, the data we reports may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and operating results would be materially adversely affected.

Certain estimates and information contained in this quarterly report on Form 10-Q are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information contained in this quarterly report on Form 10-Q, including general expectations concerning our industry and the market in which we operate, category share, market opportunity, and market size, are based to some extent on information provided by third-party providers. This information depends on a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition, and operating results could be materially adversely affected.
We had previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and make a formal assessment of the effectiveness of our internal controls over financial reporting.
In previous periods, we had identified material weaknesses and we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid control deficiencies that could lead to material weaknesses in our internal control over financial reporting in the future. Our current controls, and any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
We have not performed a formal evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Once we are no longer an “emerging growth company”, our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for its Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “smaller reporting company”. We will be required to evaluate and disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.
As a public company, we will be required to comply with the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.
We must continue to improve our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC and other regulatory authorities.
Risks Related to Ownership of Our Common Stock and Warrants
We are an emerging growth company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, the stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which Wag! has at least $1.07 billion in annual revenues;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the CHW IPO.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect to take advantage of this extended transition period and as a result, its financial statements may not be comparable with similarly situated public companies.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and may decline.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•the impact of the ongoing COVID-19 pandemic on our business;
•general economic and political conditions;
•actual or anticipated changes or fluctuations in our operating results, changes in the market’s expectations about our operating results; or failure to meet the expectation of securities analysts or investors in a particular period;
•announcements by us or our competitors of new technology, features, or services;
•competitors’ performance;
•developments or disputes concerning our intellectual property or other proprietary rights;
•actual or perceived data security breaches or other data security incidents;
•announced or completed acquisitions of businesses by us or our competitors;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•any actual or anticipated changes in the financial projections we may provide to the public or our failure to meet those projections
•any major change in the our Board or management;
•changes in laws and regulations affecting our business actual or anticipated developments in our business, its competitors’ businesses, or the competitive landscape generally and any related market speculation;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•regulatory or legal developments in the United States;
•announcement or expectation of additional financing efforts;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•our ability to meet compliance requirements;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•operating and share price performance of other companies that investors deem comparable to us;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market trading volumes and trading prices of other technology companies generally, or those in the pet care industry in particular;
•changes in financial estimates and recommendations by securities analysts concerning us or the pet care industry in general;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•sales of shares of our common stock by us or our stockholders;
•expiration of market stand-off or lock-up agreements;
•sales of substantial amounts of shares of our common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur;
•failure of securities analysts to maintain coverage of us; and
•the other risk factors under “Risk Factors”.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Insiders will continue to have substantial influence over us after this offering, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our executive officers, directors, and their affiliates will beneficially own approximately 22.1% of our common stock outstanding, assuming maximum redemptions, representing 22.1% of the vote.
As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of us or changes in our management. Further, this control will make the approval of certain transactions difficult or impossible without the support of these stockholders and their votes and might affect the market price of our common stock.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our common stock, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Common Stock price would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us, or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our common stock to decline.
A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
Shares of our common stock that are currently restricted from immediate resale may be sold into the market pursuant to the registration statement of which this quarterly report on Form 10-Q forms a part so long as it is available for use, subject to the expiration of the Lockup Period. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common
Stock and Warrants.
To the extent our Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of common stock or adversely affect the market price of common stock.

Certain securityholders obtained the securities at a discount and public security holders may not experience a similar rate of return.
The selling securityholders purchased the securities covered by this quarterly report on Form 10-Q at different prices, some significantly below the current trading price of such securities: (i) the Sponsor purchased 2,385,000 Founder Shares at $0.01 and 3,895,564 Private Placement Warrants at $1.00 per warrant in connection with the IPO; (ii) the PIPE and Backstop Investor purchased 500,000 shares of our common stock at a purchase price of $10.00 per share; (iii) 72,323 shares of common stock were issued to two lenders due to the net exercise of the Wag! Common Warrants with a converted weighted average exercise price of $1.54; (iv) 50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share; and (v) 732,500 Registration Rights Shares were purchased at a price of $0.01 per share. Certain selling securityholders may therefore have an incentive to sell because they could earn substantial profits due to the lower price at which they purchased their shares compared to public investors. Based on a closing price of the common stock on November 9, 2022 of $2.71, the Sponsor could potentially earn approximately $6.4 million of profit upon resale. Additionally, the two lenders, Craig-Hallum Capital Group LLC and the Representative Shareholders could also potentially profit on sales due to the lower price at which they acquired their shares. Public securityholders may not experience a similar rate of return on the securities they have purchased or may purchase in the future due to differences in the purchase prices and the current trading price.
Our Warrants may never be in-the-money and they may expire worthless.
The exercise price for our Warrants is $11.50 per-share (subject to adjustment as described herein), which exceeds the market price of our common stock, which was $2.71 per share based on the closing price on the Nasdaq on November 9, 2022. If all of our Warrants were exercised in full for cash, we would receive an aggregate of approximately $188.5 million. We believe it is unlikely that the warrantholders will exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out-of-the money. There can be no assurance that the Warrants will ever be in the money prior to their expiration in 2027 and, as such, may expire worthless.
Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your Wag! common stock at a price greater than what you paid for it.
We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your Wag! common stock for a price greater than that which you paid for it.

Our stockholders may experience dilution in the future.
The percentage of shares of our common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to its directors, officers, and employees, exercise of our warrants or meeting the conditions under the Earnout Shares and the Management Earnout Shares. In connection with the Business Combination, we granted to the lender of the Credit Facility a certain amount of warrants to acquire common stock. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
The Charter provides, subject to limited exceptions, that the Court of Chancery is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
The Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Charter. In addition, the Charter and amended and restated bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.
In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Additionally, it is uncertain whether this choice of forum provision is enforceable. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In light of this uncertainty, investors bringing a claim may face certain additional risks, including increased costs and uncertainty of litigation outcomes.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
The Organizational Documents provide that we indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the amended and restated bylaws and its indemnification agreements that we have entered into with our directors and officers provide that:
•we indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•the rights conferred in the amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
We may need to repurchase shares pursuant to the Forward Purchase Agreements ("FPAs").
Prior to the Closing of the Business Combination, we entered into Forward Purchase Agreements with four different Investors. The Forward Purchase Agreements provided that we may be obligated to repurchase up to an aggregate of 2,393,378 shares of common stock at $10.30 per share if all the Investors were to exercise an option to sell such shares to us (or a lesser amount if not all Investors exercise such option). Effective November 9, 2022, 1.4 million Forward Share Purchase Agreements holders elected to have the Company repurchase their remaining shares covered by the FPAs for an aggregate repurchase price of $14.8 million. We had placed $24.7 million in escrow at the Closing of the Business Combination to secure our purchase obligations to the Investors under the Forward Purchase Agreements. As a result of Investors exercising their respective options, we applied funds in escrow to purchase those shares. As these funds are held in escrow and recorded as restricted on our balance sheet, our business strategy was not be impacted by the requirement to purchase the shares of stock pursuant to the Forward Purchase Agreements. Additionally, on November 1, 2022, the Company entered into an amendment to the previously disclosed Forward Purchase Agreement (the “Amended Agreement”). The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022.
Risks Related to Being a Public Company
Our management team has limited experience managing a public company and may not successfully manage our transition to public company status.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition, and operating results.
We face increased legal, accounting, administrative, and other costs and expenses as a public company that we do not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of the Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees, entered into new insurance policies, and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be and have been incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the our Board or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we do not currently anticipate. As a result of disclosure of information in this quarterly report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
The requirements of being a public company may strain our resources, divert management’s attention and affect its ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.
In order to satisfy our obligations as a public company, we will need to hire qualified accounting and financial personnel with appropriate public company experience.
As a newly public company, we have established and maintained effective disclosure and financial controls and made changes in our corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from research and development efforts.
We may be subject to securities litigation, which is expensive, could divert management attention, hinder execution of business and growth strategy and impact our stock price.
The per share price of the common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism. Any adverse determination in litigation could also subject us to significant liabilities.
Because we became a publicly traded company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.
Because we became a publicly traded company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of our common stock, and, accordingly, our stockholders will not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Although CHW performed a due diligence review and investigation of Wag! in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because CHW’s due diligence review and investigation may not have uncovered facts that would be important to a potential investor.
In addition, because we did not become a publicly traded company by means of an traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of us. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of us than they might otherwise be if we became a publicly traded company by means of a traditional underwritten initial public offering because they may be less familiar with us as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our common stock could have an adverse effect on our ability to develop a liquid market for our common stock.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
If we cannot continue to satisfy listing requirements and other rules of Nasdaq Global Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.
Our Common Stock is listed on the Nasdaq Global Market. We cannot assure you that our Ordinary Shares will continue to be listed on the Nasdaq Global Market.
In order to maintain our listing on the Nasdaq Global Market, we are required to comply with certain rules of Nasdaq Global Market, including those regarding minimum shareholder’s equity, minimum share price, and certain corporate governance requirements. We may not be able to continue to satisfy continuing listing requirements and other applicable rules of the Nasdaq Global Market. If we are unable to satisfy the Nasdaq Global Market criteria for maintaining our listing, our securities could be subject to delisting.
If the Nasdaq Global Market subsequently delists our securities from trading, we could face significant consequences, including:
•a limited availability for market quotations for our securities;
•reduced liquidity with respect to our securities;
•the number of institutional and general investors that will consider investing in our Common Stock;
•the number of investors in general that will consider investing in our Common Stock;
•the number of market makers in our Common Stock;
•limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
A significant portion of our total outstanding shares of Common Stock is restricted from immediate resale but may be sold into the market in the near future. This could negatively impact the market price of Common Stock, even if our business is doing well.
Shares of our common stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of common stock and Public Warrants.
To the extent our Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of common stock or adversely affect the market price of common stock.

We have no current plans to pay cash dividends on our common stock; as a result, stockholders may not receive any return on investment unless they sell their common stock for a price greater than the purchase price.
We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that the board of directors may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, stockholders may not receive any return on an investment in our common stock unless they sell their shares for a price greater than that which they paid for them.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.
We have warrants outstanding to purchase an aggregate of 16,395,564 shares of common stock. Pursuant to our Wag! Group Co. Employee Stock Purchase Plan and Wag! Group Co. Omnibus Incentive Plan, we may issue an aggregate of up to 12,757,458 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding common stock may be diminished; and
•the market price of our common stock may decline.
Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent an acquisition by a third party that could otherwise be in the interests of stockholders.
Our certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:
•a classified board;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the persons who may call special meetings of stockholders;
•limiting the ability of stockholders to act by written consent;
•restrictions on business combinations with interested stockholder;
•in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal the bylaws, or amend or repeal certain provisions of the certificate of incorporation;
•no cumulative voting;
•the required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and

•the ability of the board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions.
These provisions of our certificate of incorporation and amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.
The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the amended and restated bylaws; or
•any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Although these provisions are expected to benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the our certificate of incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation of Wag! Group Co.

3.2	Bylaws of Wag! Group Co.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
___________________________________
*Filed herewith

**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAG! GROUP CO.

Date: November 10, 2022	By:	/s/ Garrett Smallwood
	Name:	Garrett Smallwood
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Alec Davidian
	Name:	Alec Davidian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)