Form 10-K
period 2022-12-31
Wag! Group Co.
filed 2023-03-31
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-04321
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
Securities registered pursuant to section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $9.90 for shares of the Registrant’s common stock as reported by the Nasdaq, was approximately $131.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 24, 2023, there were 37,428,825 shares of common stock, par value of $0.0001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Part I
Item 1 Business
Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us”, or “our” refer to the business of Wag, Labs, Inc. and its subsidiaries prior to the consummation of the Merger described below under "Our History" or Wag! Group Co. together with its consolidated subsidiaries, after the consummation of the Business Combination.
Overview
Our mission is to be the #1 partner to busy Pet Parents. We believe that being busy shouldn’t stop Pet Parents from owning or taking care of their pets. We are dedicated to building a future in which every pet has access to comprehensive, safe, and high-quality care right at the fingertips of those who support them; whether that be time spent out in the fresh air, training, insurance options to fit their needs, pet food alternatives up to their caliber, or pet health products delivered directly to their front door. This future will be built by a passionate community of pet lovers and pet focused vendors who are dedicated creating joy for pets and those who love them. Wag! Group Co. ("Wag!") is the holistic pet care platform for bringing these passionate providers and vendors together in one place, and we are just getting started.
Wag! exists to make pet ownership possible and to bring joy to pets and those who love them. We are committed to maximizing the happiness of pets and Pet Parents alike. Your furry family member deserves the best, and that’s what we strive to deliver every day, through thoughtful innovation and a platform that is disrupting the traditional pet care and wellness industry with technology that enables Pet Parents to manage the health and well-being of their furry family member seamlessly and efficiently.
Our History
Wag! Group Co., formerly known as CHW Acquisition Corporation ("CHW) is incorporated in Delaware with headquarters in San Francisco, California. Wag Labs, Inc., a Delaware corporation and, after the Merger described below, our wholly owned subsidiary (“Legacy Wag!”) Legacy Wag! was incorporated in 2014 and was founded as an American pet services marketplace company powering a mobile-first technology platform that enabled on-demand and scheduled dog walking, overnight care, training, and other pet care services. Wag! expanded its service offerings into the pet wellness industry through its wellness offerings, together with the acquisition of Compare Pet Insurance Services, Inc., in August 2021.
On August 9, 2022, pursuant to the terms of a business combination agreement (the "Business Combination Agreement"), CHW Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of CHW merged with and into Legacy Wag! (the "Merger"), with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW. The Merger was approved by CHW’s stockholders at a meeting held on July 28, 2022. At the closing of the Merger, CHW changed its name to Wag! Group, Co.
Our Business
Our company was founded in 2015, born from a passion for the well-being of pets and an entrepreneurial spirit focused on making pet parenthood easier so that pets and their humans can share a fulfilling life full of joyful moments. Wag! develops and supports a proprietary marketplace technology platform available as a website and mobile app that enables independent Pet Caregivers and vendors to connect with Pet Parents. We built a platform where Pet Parents can find Pet Caregivers who want to earn extra income, together with a marketplace of services providers and vendors who are able to provide support for pets. We believe that these connections not only enable better care for pets, but also create joy for both parties, and so we sought to radically simplify the logistics of pet care. Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the "button on the phone for the paw". Wag! is a key player in the pet wellness market via the management and operation of Petted.com, a pet insurance comparison service, as well as through the acquisition of Furmacy, Inc. ("Furmacy") which delivers pet health products directly to the door of loving Pet Parents. We have experienced consistent strong growth year over year, increasing annual revenue by over 170% from 2021 to 2022. Additionally, in 2023, Wag! expanded into the $50 billion pet food and treat market by acquiring from Clicks and Traffic LLC the assets of Dog Food Advisor, one of the most visited and trusted dog food marketplaces in the US ("Dog Food Advisor"). Wag! believes that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those to whom we already provide an unparalleled marketplace experience in the wellness space and longtime customers who rely on Dog Food Advisor for expert advice. Wag! exists to make pet ownership possible and bring joy to pets and those who love them.
For Pet Caregivers, we built tools to easily create a listing in the Wag! platform, along with simple tools for promoting their profile online, scheduling and booking service opportunities, communicating with Pet Parents, and receiving payment. To assist both Pet Parents and Pet Caregivers, we invested in a customer service team available 24/7 to support them along the way. To be a brand dedicated to trust and safety, we thoroughly vet and screen all Pet Caregivers, and provide up to $1 million property damage protection, subject to certain terms and conditions.
With over 450,000 Pet Caregivers approved through 2022, our network of caregivers enables us to facilitate connections between pet, parent, and caregiver to best meet the unique needs and preferences of all members of the community. Our results speak for themselves — Pet Parents love Wag!. Based on internal reporting, from inception through December 2022, Pet Parents have written over 11 million reviews, more than 96% of which have earned five stars. As a Company which understands the walking business, having provided over 14 million miles on foot since inception, we know that the experience is a two-way street. Our engineers work to optimize the experience for Pet Caregivers just as they do for our Pet Parents, and in 2022 launched the ability to leave notes on furry friends for future Pet Caregivers to ensure a seamless experience.
We believe the demand for high-quality, personalized pet care far exceeds the existing market due to the increases in pet adoption and return to office policies being implemented. As of the end of December 2022, although we saw a steady rise throughout the year, less than 50% of people were back in-office based on the Kastle "Back to Work Barometer" data study. According to a study performed by Adzuna research in November 2022, this number is expected to rise as employers openly state firmer in-office policies in 2023. Additionally, the proportion of open roles specifying an “office-based” requirement has risen to a 19-month high of 4.2%. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet Health Insurance Association, there was an increase of approximately 30% from 2020 to 2021 of insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market.
We are committed to improving the quality of life for all pets. To give back to our communities, we donate a portion of the proceeds from each walk to local shelters. From our inception through December 2022, we have donated over 16.5 million meals to pets in need through our partnership with the Greater Good Rescue Bank Program. We have also partnered with the Humane Society of the United States.
In 2022, we derived revenue from four distinct streams: (1) service fees charged to Pet Caregivers; (2) subscription and other fees paid by Pet Parents for Wag! Premium; (3) registration fees paid by Pet Caregivers to join and be listed on our platform, and (4) wellness revenue through affiliate fees, prescription and over-the-counter sales. Beginning in 2023, we expect to recognize additional revenue in the pet food and treat category via affiliate fees paid by third-party service partners based on ‘revenue-per-action’ or conversion activity due to the acquisition of Dog Food Advisor.

Our Strategy
During 2022 and 2021, we continued to grow and innovate our pet service and wellness offerings. When we look to the future, we believe that there are numerous opportunities to expand our Premium pet platform. As mentioned previously, we are excited about our entrance into the pet food and treat market through the digital presence that Dog Food Advisor provides. By accelerating growth in existing markets, expanding subscription services, and expanding our platform into new markets, we believe we can continue to grow and progress towards being the premier pet wellness platform. We remain committed to our long-term strategic initiatives of measured expansion, opportunistic mergers and acquisitions, and becoming an all-inclusive, trusted partner for Pet Parents.
As a leading supporter of Pet Parents and the health and well-being of their pets it is our mission to continue to find ways to help Pet Parents and Pet Caregivers holistically. We aim to continue to help Pet Parents provide for their pet more efficiently and effectively, while making better and more informed decisions as quickly as they desire; the "button on the phone for the paw". For Pet Caregivers, we want to continue to provide them with an opportunity to earn income on their own schedule. Within our marketplace and platform, we leverage proprietary technology and data to empower both Pet Parents and Pet Caregivers to reach these goals.
To achieve these goals, we intend to continue to grow our business by pursuing the following key strategies:
•Accelerate growth in existing markets. We believe that immense growth remains within our existing offerings and geographies. With over 95% of the U.S. population having access to Wag!, as of December 2022, approximately 434,234 platform participants transacted on the Wag! platform for at least one service in the fourth quarter of 2022. One of the main drivers of our brand is word-of-mouth growth in local markets. With over 450,000 Pet Caregivers approved throughout North America, we want to continue to increase bookings and services.
•Expand subscription offerings. Wag! Premium is an annual or monthly subscription that offers 10% off all services booked as well as waived booking fees, free advice from licensed pet experts, priority access to top-rated Pet Caregivers, and VIP Pet Parent support. We plan to introduce additional service offerings in the Wag! marketplace to further support pets, parents, and Pet Caregivers and to drive significant revenue growth.
•Platform expansion. We aim to service Pet Parents with the #1 on-demand mobile first platform, including through introducing additional services unique to the Wag! platform. In addition to digitizing the facilitation of on demand pet services end-to-end, we also reimagined the pet wellness model by consolidating facets of the market such as finding insurance coverage to ordering prescription medicine into once place. For example, in the third quarter of 2021, we acquired Compare Pet Insurance Services, Inc. ("CPI") and expanded our platform into the wellness market via a pet insurance comparison marketplace. We now operate Petted.com, the nation's largest pet insurance comparison marketplace, to allow Pet Parents to compare the top insurance providers for the best deal and perfect plan for their beloved pet. Additionally, in the fourth quarter of 2022, we acquired Furmacy, Inc. ("Furmacy") a concierge prescription and compounding service that delivers pet health directly to the Pet Parent's door.

•Opportunistic mergers and acquisitions. We believe that, over time, we can extend the value of Wag! with strategic acquisitions in the pet industry and others, including pet products, vet care, and technology to improve the efficiency and efficacy of the Wag! platform. In the first quarter of 2023, Wag! entered the pet food and treat category with the acquisition of Dog Food Advisor which helps Pet Parents make informed decisions about dog food. This is a key example of merger and acquisition activity that allows us to expand into other areas of the industry, while still remaining true to the core of what we do: bettering the pet ownership experience in a digital and data driven manner.
Our Market Opportunity
The total U.S. market for pet spending was $123.6 billion in 2021, including pet food and treats, veterinary care and product sales, pet supplies, and other non-medical services, according to the APPA. This is an increase of over 19% from the previous year, driven largely by the COVID-19 pandemic spike in pet population. The industry is generally viewed via the APPA breakdown of four categories: 1) Pet Food & Treats; 2) Supplies, Live Animals & OTC Medicine; 3) Vet Care & Product Sales; and 4) Other Services (inclusive of insurance). Wag! enters into 2023 with product offerings in three of the aforementioned four markets; anchored by our premium subscription service which spans across market lines.

[1]	Source: American Pet Products Association (“APPA”) – Actual Sales within the U.S. Market in 2021.
[2]	The “Wellness” category equates to the APPA “Vet Care & Product Sales” market category.
We believe that the commercial market for pet care represents an enormous expansion opportunity because the existing commercial market for pet care is limited due to the challenges of traditional pet care service and wellness offerings.
Key Products and Services
Wag! Services
Through the Wag! platform, Pet Parents can connect with Pet Caregivers to schedule an appointment of a desired pet service from a Pet Caregiver. Our platform allows Pet Parents to request from Pet Caregivers a multitude of preset services, including pre-scheduled and on-demand dog walking, drop-in visits at the Pet Parent’s home, pet boarding at a caregiver’s home, in-home pet sitting, and in-home one-on-one dog training and digital dog training. Our platform allows Pet Parents to specify required parameters, such as length of walk or specific pet needs, and then receive real-time updates, photos or videos, and a complete report card from the Pet Caregiver. Following the service, Pet Parents have the ability to provide written review of the Pet Caregivers, helping Pet Caregivers build their profile and business with the Wag! platform.

Wag! Premium, available to all Pet Parents, is an annual or monthly subscription that offers 10% off all services booked as well as other features, such as waived booking fees, free advice from licensed pet experts, priority access to top-rated Pet Caregivers, and VIP Pet Parent support.
In 2022, there were over 90 million pets in U.S. households, according to the APPA. In April 2020, the national pet adoption rate jumped 34% as compared to the same period a year earlier, according to Shelter Animals Count. In addition, the ASPCA estimated in May 2021 that 23 million households adopted a pet during the pandemic. With this increase in pet ownership and more people returning to the office in upcoming year, we believe there are increased opportunities to help busy Pet Parents find pet care services.
Wag! Wellness
Our suite of wellness services include Vet Chat, wellness plans, pet insurance comparison, and pet prescription Rx. Vet Chat enables Pet Parents to connect with a licensed pet expert around the clock through our platform for real-time advice on their pets’ behavior, health and other needs. Pet wellness plans enable Pet Parents to take out coverage for their pets to cover every day items. Pet insurance comparison enables Pet Parents to instantly compare insurance quotes and coverage from top-rated pet insurance providers, including Lemonade, Pets Best, Embrace, Trupanion, Petplan, and Prudent Pet. Prescription Rx, through Furmacy, enables vets and Pet Parents to quickly and efficiently obtain prescriptions.
By offering Pet Parents the opportunity to consult a licensed pet expert 24/7, pet wellness plans, and the ability to compare pet insurance plans, Wag! has proven its ability to diversify the total addressable market ("TAM") and unlock new spending in pet wellness.
Our Customers
Pets and Pet Parents
According to the 2021-2022 APPA National Pet Owners Survey, 70% of U.S. households own a pet, which equates to 90.5 million homes. This is an increase of 3% from 2021. For example, one-in-five households in the United States adopted a pet during the pandemic, based on a poll conducted in May 2021 by ASPCA. Led by Millennials and Generation Z, many Pet Parents increasingly consider the needs of their pets, not just equally important to those of the rest of the family, but more important. According to the American Veterinary Medical Association, almost 90% of Pet Parents consider their pet a member of the family. This has led to increases in pet spending by necessity and desire to provide for their pet as any other member of the family. In light of these trends, marketplaces, such as Dog Food Advisor and Petted.com, can provide Pet Parents with both knowledge and power to execute on that desire with a few simple clicks.
Pet Parent’s Wants and Needs
Wag! was founded to make pet ownership possible because we believe that being busy should not prevent an individual from owning or taking care of his or her pet. We believed a platform like ours could better address

Pet Parents’ basic pet care needs — and that doing so represented an enormous business opportunity. We wanted to offer exceptional quality, ease of use, and affordability. In short, Pet Parents are seeking:
•A positive stress-free experience for their pets. Pet Parents want regular reassurance that their pets feel as comfortable as they would at home. While some commercial providers try to address this need with innovations like pet webcams, Pet Parents often desire more peace of mind.
•Quality personalized care for their pets. Pet Parents want assurances that their pets’ care is personalized to their needs and expectations. They also want to know that there are resources in place to handle problems that arise while they are away from their pets. Wag! platform pet data is frequently updated through the natural course of a service, which creates potential for personalized pet recommendations including but not limited to age, breed, average walk distance and photos.
•The availability of personalized on-demand pet services. Pet Parents want the ability to care and provide for their pets as soon as a need arises.
•Technology-enabled ease of access and management to pet services. Pet Parents expect to be able to use their mobile devices or computers to find available providers who will meet their pet’s needs. They want to effortlessly contact and communicate, book and pay for a service, and stay connected so they can feel confident their pet is safe and happy in their absence.
•Pet care that suits their budget and their lifestyle. While many Pet Parents may find commercial solutions too expensive, they are willing to pay the right price for the right care. For other parents whose pets often have specific needs or requirements, cost is not a barrier in exchange for safe, trusted, loving care.
Pet Caregivers
Our success is built on the foundation of dedicated Pet Caregivers who have chosen to provide their services through us. Wag! provides Pet Caregivers with flexibility and empowerment, enabling their passion for pets to become a way to make money, exercise, and participate in their local community. Through our platform, Pet Caregivers can connect with a nationwide community of Pet Parents. Some Pet Caregivers view the provision of pet care services as their full-time job. We support them by providing an additional avenue to build their pet care business and achieve meaningful income. Other Pet Caregivers simply love and enjoy caring for pets in addition to other avenues of employment. We support these more casual Pet Caregivers by providing them access to Pet Parents looking for pet care services, a means to earn some additional supplemental income, an enjoyable gig involving time outdoors and healthy habits, and flexibility in when and how they perform services. We give both full-time and casual Pet Caregivers the ability to share their love of pets with the Wag! pet community.
Similar to Pet Parents, when prospective Pet Caregivers encounter Wag! for the first time, we aim to anticipate and address many of their needs in advance. We added features to allow caregivers the opportunity to view notes before a service so they can make a more informed decision before requesting that service, the freedom to set their own prices, the option to withdraw earnings instantly for a small fee, ability to expand their reach to new Pet Parents and grow their business with social links to their profile and custom HTML Craigslist links, and the opportunity to access advice from seasoned veterans on the mobile app and tips to help them grow a successful pet care business.
Pet Caregivers who establish a presence on Wag! discover that the process to be approved as a caregiver is straightforward and simple, which helps them build trust and transparency with Pet Parents. Specifically, applicants are screened and required to pass a background check and a pet care test before they can be approved to offer services on the Wag! platform. All new Pet Caregivers also have the opportunity to complete a “test walk,” which is a simulated service that allows the Pet Caregiver to become familiar with the Wag! platform. We also provide built-in community safety features, such as the ability for a Pet Caregiver to flag chat conversations with a Pet Parent, block a Pet Parent’s service requests, and leave a review of a pet for other caregivers to consider. These measures reassure Pet Caregivers that they are joining a platform that cares about trust and reliability.
Wag! provides flexible, straightforward booking management tools. Our platform offers tools that allow Pet Caregivers to manage bookings and safely communicate to share photos, videos, and GPS mapping. Pet Caregivers receive safe, secure, and convenient online payments, set their availability with our calendar feature, and only book care that’s a fit for their preferences and schedule. Our around the clock dedicated support team provides peace of mind for Pet Caregivers.
Wellness service providers
Through digitalization of the pet wellness market, we have integrated subject matter experts from all corners of the wellness industry, such as veterinarians and insurance providers, into the Wag! community. Our insurance marketplace facilitates the ability for Pet Parents to connect with top insurance providers in order to select the best plan for their pet. Wag! acts as the trusted liaison between the two parties. Additionally, via the Furmacy business, we provide the linkage between the Pet Parent and their veterinarian to provide Rx, over-the-counter and custom medication (compounds) directly to their home. The facilitation of pet wellness services places Wag! in a unique position of capturing both sides of the market: the business of either or both the Pet Parent and pet professional depending on the wellness need.
Wag! is also positioning itself to provide routine and anticipated healthcare needs to pets. Through our wellness plan offerings, we facilitate connections between Pet Parents and providers who furnish customized packages of routine care that every pet needs such as wellness exams, routine blood work and other diagnostics, vaccines and boosters, flea and tick meds, dental cleaning and even spay/neuter procedures.
During the year ended December 31, 2022, two customers accounted for in aggregate approximately 27% of total revenue, versus zero in the year ended December 31, 2021. For a discussion of risks related to customer concentration, see Part I, Item 1A, - Risk Factors: "The Company is substantially dependent on revenues from a small number of customers utilizing Wag! Wellness services and products. The loss of or decrease in revenue from any one of these customers could adversely affect Wag!’s business, results of operations, and financial condition" and Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included herein.
Competitive Strengths
As we grow our online pet service, wellness, and dog food and treat platform, our competitive strengths relative to other online competitors include:
•Proprietary and innovative technology platform. Our technology platform was built to enable us to connect Pet Parents with Pet Caregivers, wellness providers, and dog food and treat providers. We own and operate all meaningful technology utilized in our business.
•Service offerings. Our platform offers access to pet services across the spectrum of the pet services categories including (1) Pet Food & Treats, (2) Supplies, Live Animals & Over-the-Counter Medicine, (3) Vet Care & Product Sales, and (4) Other Services.
•Large number of high-quality Pet Caregivers. Pet Caregivers are attracted to the Wag! platform. With the ability to make money on their own time, Pet Caregivers enjoy the flexibility of choosing how and when they want to work — claiming a last minute appointment or planning out an appointment weeks in advance. We currently have over 450,000 Pet Caregivers approved to provide services on Wag!.

•Industry best insurance comparison tool. Our proprietary insurance comparison tool allows Pet Parents to quickly and efficiently obtain and compare pet insurance coverage and fee quotes from leading pet insurance providers.
•High-quality pet service. With over 11 million Pet Parent reviews, more than 96% of which have earned five stars, we lead the industry in quality.
•Strong Pet Parent loyalty and word-of-mouth. Our continuous excellence in facilitating connections between pet, parent, and Pet Caregiver translates directly into advantages in our ability to retain Pet Parents.
•Premier online destination for pet services. According to recent industry surveys conducted by Similarweb.com, Wag! was one of the top three online pets and animals websites in the United States in the fourth quarter of 2022 with more than 4,700,000 monthly visitors.
Foundation of Trust and Safety
Safety on every booking is important to us, and we are committed to reducing the number of incidents in the Wag! community. If an incident occurs, we are committed to improving our effectiveness in responding. To bring peace of mind for Pet Parents, all Pet Caregivers are screened, background checked, and approved prior to being approved to provide services on the Wag! platform. We also have a dedicated 24/7 support team to assist pets and their parents around the clock, and convenient tools for Pet Parents to obtain real-time information about their pets during a service. In the event there is damage to a Pet Parent’s property, they may be protected with up to $1 million property damage protection (subject to applicable policy limitations and exclusions). We move quickly to correct behaviors that are not consistent with our Community Guidelines and do not hesitate to remove both Pet Parents and Pet Caregivers from our platform when they behave in ways that violate our standards.
Technology and Infrastructure
Our technology platform is designed to provide an efficient marketplace experience across our website and mobile apps. Our technology vision is to build and deliver secure, flexible, scalable systems, tools, and products that exceed expectations for Pet Parents, Pet Caregivers, and pet service providers, as well as accelerate growth and improve productivity.
Our booking platform connects to the front-end customer web and mobile clients, as well as to our support operations team. This platform also connects to our data science platform. We collect and secure information generated from user activity and use machine learning to continuously improve our booking systems. We have a common platform that allows us to seamlessly internationalize our product, integrate images and videos, use experiments to optimize user experience and test product improvements in real time, monitor our site reliability, and rapidly respond to incidents. Finally, our core booking platform connects to leading third-party vendors for communications, payment processing, IT operations management, as well as background checks.
We focus on user experience, quality, consistency, reliability, and efficiency when developing our software. We are also investing in continuously improving our data privacy, data protection, and security foundations, and we continually review and update our related policies and practices.

Support Operations
Our support team assists Pet Parents and Pet Caregivers with bookings, safety issues, and questions concerning any pet service. Because we are committed to the safety and happiness of all dogs in our care, and peace of mind for Pet Parents, we offer 24/7 assistance to our entire community.
Marketing
Our marketing strategy is focused on attracting Pet Parents, Pet Caregivers, and pet service providers, to our marketplace. We depend on paid marketing, organic marketing and brand marketing strategies, along with creating virality and word-of-mouth acquisition through our product experience. Through our blog, "The Daily Wag!", we attract new users to our marketplace. Wag! is top-ranking in both the Travel and Local (Google Play) and Travel (iOS) categories for key search terms through App Store optimization and strong consumer rankings and reviews. In addition, our website saw more than six million visitors per month from direct or unpaid traffic sources in 2022, the majority of which came from our search engine optimization efforts. In 2022, we saw an average of 70% organic customer acquisition.
While we rely significantly on word-of-mouth, organic search, and other unpaid channels, we believe that a significant amount of the growth in the number of Pet Parents and Pet Caregivers that use the platform is also attributable to our paid marketing initiatives. Our marketing efforts include referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and paid keyword search campaigns.
Competitors
The markets in which we operate are highly fragmented. We face multiple competitors across different categories, and our competitors vary in both size and breadth of services. We expect competition to continue, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into the market, some of which may become significant competitors in the future. Our main competitors include:
•Family, friends, and neighbors. Our largest competitive dynamic remains the people to whom Pet Parents go for pet care within their personal networks. This typically includes veterinarians, neighbors, family, and friends with whom the Pet Parent and pet are familiar and comfortable.
•Local independent professionals. Local small businesses and independent professionals often operate at small scale with little to no online presence, primarily relying on word of mouth and marketing solutions such as flyers and local ads. As a Pet Parent, it is difficult to know where to find reliable information, who to call, and who to trust.
•Large, commercial providers. Large commercial providers, such as kennels and daycares, often struggle to meet the individual needs of Pet Parents and their pets. Such providers can be expensive, and their facilities are often crowded, inducing stress in some pets and leading Pet Parents to question the quality of care their pets receive.
•Online aggregators and directories. Pet Parents can also access general purpose online aggregators and directories, such as Google, Wirecutter, Craigslist, Nextdoor, or Yelp, to find pet care providers and ratings and rankings for similar marketplace offerings. However, Pet Parents may lack trust in these directories, or find it difficult to find an available and appropriate pet care provider.
•Other digital marketplaces. We compete with companies such as Rover and the pet care offering on Care.com. We differentiate ourselves with the breadth of our pet service options and simplicity in booking. For example, Wag! is the only marketplace to offer on-demand booking for dog walking and drop-in visits at the Pet Parent’s home, enabling Pet Parents to find a local Pet Caregiver in less than 15 minutes. In addition, our monthly subscription, Wag! Premium, enables Pet Parents to a suite of platform features including discounts on additional services, such as boarding, sitting, and training. Finally, through our Wag! wellness suite of services, Pet Parents can chat with a licensed pet expert 24/7.

Human Capital Resources
As of December 31, 2022, we had 82 employees, including the business leaders of Furmacy, Inc who are currently included in the "Executive" department below . The breakout of employees by department is as follows as of December 31, 2022:

Corporate Affairs 4%
Legal 3%
Executive 7%
People Operations 5%
Accounting & Finance 10%
Marketing 10%
Product, Engineering, IT & Design 29%
Customer Experience 32%
82

Run, Dig, Play & Catch
In 2022, as Wag!'s technology platform and overall business grew, we leaned on our values of "Run, Dig, Play and Catch" to help support employees and the Wag! Community. We continued our remote-first hybrid workplace strategy to provide employees with the flexibility for any caregiving responsibilities including, for dependents or other family members. This meant creating and fostering an open and accepting work environment where leaders and managers supported flexible work schedules, paid family leave and/or paid time off. For those employees seeking community and social engagement, we hosted virtual and in-person events. Wag! also provides 360 feedback and role growth opportunities as part of our twice-a-year performance management program to assist employees with development. We integrate the aforementioned Wag! values into the performance management and feedback process to help recognize not only those who perform, but also to recognize and celebrate those who exhibit our values and contribute to the culture.
Diversity, Equity & Inclusion
Diversity, equity, and inclusion ("DEI") are core to Wag!'s culture. We are committed to building a workplace where people of all backgrounds and walks of life can thrive. We know that diverse and inclusive teams build more creative and innovative solutions that strengthen our business and reinforce our values. In 2022, we donated to several organizations that align with our values, including the Center of Policing Equity, which measures bias in policing and has goals to help stop such biases, and one•n•ten which serves LGBTQ youth and young adults ages 11-24 by providing empowering social and service programs that promote self-expression, self-acceptance, leadership development, and healthy life choices. Wag! also celebrates diversity events, for example LGBT Pride Month internally and externally on our social media channels each year, and recognizes Juneteenth as a company holiday. Wag! intends to maintain, iterate and add to our DEI initiatives and programs to broaden their impacts, as Wag! continues to grow.
Safety
Safety will always be Wag!'s top priority, and in 2022 we maintained a fully optional in-person work policy. We believe that our employees can excel and be productive wherever they choose to work, but recognize that certain employees seek to be around their co-workers and spend some time in the office. In order to attract and retain high performing employees while also being as inclusive as we can, we believe a remote-first hybrid approach to work is the best fit for our business, culture, and team. Our hybrid work policy allows employees and teams to select the work mode that best fits their personal needs. We do not anticipate any full-time in-person work requirements for our employees. In 2022, the sustainability of our working environment and employee well-being also remained a key priority. We retained our expanded sick and leave policies that were established in 2020, as well as periodic company-wide half-day Fridays to supplement Wag!'s paid time off policies.
Priorities
We are committed to:
•Attracting and retaining world-class talent with diverse backgrounds and experiences;
•Offering equitable and inclusive pay, benefits and policies;
•Fostering a safe workspace and requiring anti-discrimination and anti-harassment training;
•Fine-tuning our recruiting efforts and procedures, including but not limited to reviewing job descriptions for inclusive language, sourcing from wide talent pools and a structured interview process; and
•Creating an inclusive environment where employees feel welcome, valued, respected, supported, heard, and appreciated.
Furthermore, we are focused on employee engagement, which studies have shown is linked with high performance, retention, innovation, and growth. We also believe this helps us evaluate the effectiveness and inclusivity of our Employment Programs, Practices and Policies. Our employees have chosen to work at Wag! because they believe in our action-oriented, values-based, and purpose-driven work culture. In March 2022, Wag! conducted an engagement survey of all employees. 83% of employees submitted a response, and 81% of respondents reported favorable employee engagement, ahead of industry peers in the New Tech category according to research done by Culture Amp.
Workforce Diversity Metrics
We aim for our marketplace, products and services to be enjoyed by the diverse community of Pet Parents and Pet Caregivers. We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees. Leadership is defined as Director level and above.
Our Board of Directors also affirmed its dedication to diversity in 2021, when we began adding Independent Board Members. The Board of Directors and Management committed to actively seek out diverse director candidates to include in the pool from which nominees are chosen.

Race and Ethnicity Metrics

	Board		Leadership		Non-Leadership
	2022	2021	2022	2021	2022	2021
American Indian or Alaska Native	—%	—%	—%	—%	2%	—%
Asian	33%	20%	5%	8%	16%	15%
Black or African American	17%	—%	5%	8%	6%	8%
Hispanic or Latino	—%	—%	—%	—%	16%	14%
Two or More Races		—%	5%	—%	8%	6%
White	50%	80%	85%	84%	52%	57%

Age Metrics (excluding Board Members)

	2022	2021
24 years and younger	4%	8%
25-29 years	24%	28%
30-34 years	32%	19%
35-39 years	8%	11%
40-49 years	22%	21%
50+ years	10%	13%

Data Privacy, Data Protection and Security
Our privacy and information security program is designed and implemented, both within our internal systems and on our platform, to address the security and compliance requirements of personal or other regulated data related to Pet Parents, Pet Caregivers, and our employees.
We have a team of professionals that focuses on technical measures such as application, network, and system security, as well as policy measures related to privacy compliance, internal training and education, business continuity, and documented incident response protocols. Our information security protocols include periodic scans designed to identify security vulnerabilities on our servers, workstations, network equipment, production equipment, and applications, and we address remediation of any discovered vulnerabilities according to severity. We use various technical safeguards throughout our network, including but not limited to multi-factor authentication, permissioning software, audit logs, and other security controls to control access to internal systems that contain personal or other confidential information.
We design and implement our platform, offerings, and policies to facilitate compliance with evolving privacy, data protection, and data security laws and regulations, as well as to demonstrate respect for the privacy and data protection rights of our users and employees. We publish our user-related privacy practices on our website, and we further maintain certain additional internal policies and practices relating to the collection, use, storage, and disclosure of personal information.
Publication of our Privacy Statement and other policies and notices regarding privacy, data protection, and data security may subject us to investigation or enforcement actions by state and federal regulators if those statements, notices, or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We also may be bound from time to time by contractual obligations related to privacy, data protection, or data security. The laws and regulations to which we are subject relating to privacy, data protection, and data security, as well as their interpretation and enforcement, are evolving and we expect them to continue to change. For example, the California Privacy Rights Act of 2020, which came into effect on January 1, 2023 and amends the California Consumer Privacy Act of 2018 (the “CCPA” and together with the California Privacy Right Act of 2020, collectively, the “CPRA”), among other things, requires covered companies to provide specified disclosures to California consumers about such companies’ collection, use and sharing of their personal information, gives California residents expanded rights to access, correct and delete their personal information, and affords such consumers abilities to opt out of certain “sales” or transfers of personal information, the processing of sensitive personal information for certain purposes and the use of personal information for cross context behavioral advertising. Guidance related to the CPRA continues to evolve and these acts have lead some states, namely Virginia, Colorado, Utah and Connecticut, and will likely lead other states to pass comparable legislation. Other privacy and data security laws and regulations to which we may be subject include, for example, the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act, and Section 5 of the Federal Trade Commission Act. More generally, the various legal obligations that apply to us relating to privacy and data security may evolve in a manner that relates to our practices or the features of our mobile applications or website. We may need to take additional measures to comply with new and evolving legal obligations and to maintain and improve our information security posture in an effort to reduce information security incidents or avoid breaches affecting personal information or other sensitive or proprietary data. For additional information, see “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by Wag! to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the protection or transfer of data relating to individuals, could adversely affect Wag!’s business.”
Government Regulation
We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, pricing, whistleblowing and worker confidentiality obligations, animal and human health and safety, text messaging, subscription services, intellectual property, insurance producer licensing and market conduct, consumer protection and warnings, marketing, product liability, environmental protection, taxation, privacy, data protection, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, e-commerce, mobile application and website accessibility, money transmittal, and background checks. These laws, regulations, and standards are often complex and subject to varying interpretations, in many cases due to their lack of specificity or unclear applicability, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. Noncompliance with state insurance statutes or regulations may subject Wag! to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation.
National, state, and local governmental authorities have enacted or pursued, and may in the future enact and pursue, measures designed to regulate the “gig economy.” For example, in 2019, the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming, and we believe that Wag! falls within this exemption.
In addition, other jurisdictions could adopt similar laws that do not include such carve outs and which, if applied to Wag!’s platform, could adversely impact its availability and our business.
On October 13, 2022, the United States Department of Labor published a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. The comment period closed on December 13, 2022. We are monitoring the development of the proposed rule and will evaluate any potential impact of the final rule on our operations.
Other types of new laws and regulations, and changes to existing laws and regulations, continue to be adopted, implemented, and interpreted in response to our business and related technologies. For instance, state and local governments have in the past pursued, or may in the future pursue or enact, licensing, zoning, or other regulation that impacts the ability of individuals to provide home-based pet care.
One of our subsidiaries operates pet insurance comparison engine webpages. This subsidiary is not an underwriter of insurance risk nor does it act in the capacity of an insurance company. Rather, it is licensed and regulated as an insurance producer. On its website, the subsidiary may refer its customers to options for pet insurance plans provided and sold through unaffiliated third parties, including through unaffiliated insurance carriers. The subsidiary’s insurance comparison search feature provides hyperlinks by which consumers are connected with a pet insurance provider’s website to purchase an insurance plan. Each state has its own insurance statutes and regulations and applicable regulatory agency. Generally, each state requires insurers and insurance producers to be licensed in that state. Our subsidiary maintains insurance producer licenses in each state in which it operates. All insurance plans referred to by the subsidiary through its insurance comparison search feature are provided by third-party insurance companies. The subsidiary accepts neither premium payments from consumers nor responsibility for paying any amounts on claims.
For more information, see “Risk Factors — Risks Related to Regulation and Taxation — Wag!’s business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject Wag! to claims or otherwise adversely affect Wag!’s business, financial condition, or operating results; Government regulation of the Internet, mobile devices and e-commerce is evolving and unfavorable changes could substantially adversely affect Wag!’s business, financial condition, and operating results”; and “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by Wag! to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the protection or transfer of data relating to individuals, could adversely affect Wag!’s business.”
We are subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies, none of which have resulted in a material assessment.
On May 13, 2022, Legacy Wag! settled a claim with a Texas state tax authority related to the collection of sales and use taxes in Texas. Legacy Wag! was required to pay $1.2 million to the state of Texas, the amount of the claim, as a prerequisite to the court challenge, but under the settlement agreement received those funds back.
Employment and Labor
In August 2018, the New York State Department of Labor (“DOL”) issued an Investigation Report assessing Legacy Wag! with approximately $250,000 in unemployment insurance contributions for our independent contractors. In May 2021, the Unemployment Insurance Appeal Board affirmed its decision sustaining the Department’s assessment. Interest continues to accrue on this assessment.
Intellectual Property
We rely on a combination of state, federal, and common-law rights and trade secret, trademark, and copyright laws in the United States and other jurisdictions together with confidentiality agreements, contractual restrictions, and technical measures to protect the confidentiality of our proprietary rights. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third-parties in order to limit access to, and disclosure and use of, our confidential and proprietary technology and to preserve our rights thereto. We also have registered and unregistered trademarks for the names of many of our products and services, and we are the registrant of the domain registrations for all of our material websites.
As of December 31, 2022, we hold 7 registered trademarks in the United States. In addition, we have registered domain names for websites that we use in our business, such as www.wagwalking.com and other variations. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We also utilize third-party content, software, technology and intellectual property in connection with our business.
We are presently involved in intellectual property lawsuits and may continue to face allegations from third parties, including our competitors, that we have infringed or otherwise violated their intellectual property rights. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
In June 2015, a lawsuit against Wag! was filed in the United States District Court for the Eastern District of California by Wag Hotels, Inc. alleging trademark infringement. In exchange for dismissing all claims, we agreed to use certain branding going forward and we reached a settlement agreement in June 2016. In December 2019, Wag Hotels filed suit again claiming that the branding currently being used (“Wag”) violates the 2016 settlement agreement and infringes their trademark. In October 2021, we filed a Second Amended Answer and Counterclaim, and in November 2021, Wag Hotels moved to dismiss. In April 2022, the Court dismissed some of our affirmative defenses and counterclaim with leave to amend. Trial for this case is set for August 2023 and we intend to defend ourselves vigorously against all claims.
For additional information on risks relating to intellectual property, see the sections titled “Risk Factors — Risks Related to Wag!’s Intellectual Property”; “Risk Factors — Risk Related to Regulation and Taxation”; and “Information About Wag! — Legal Proceedings — IP and Trademark”.
Available Information
The Company’s internet address is www.wag.co. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, investors.wag.co, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Reports filed with the SEC may be viewed at www.sec.gov. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Item 1A Risk Factors
Our business, prospects, operating results and financial condition could suffer materially, if any of the events or developments described below were to occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Summary of Principal Risk Factors
•The COVID-19 pandemic has materially adversely impacted and will continue to materially adversely impact our business, operating results and financial condition;
•Our operating and financial results forecast relies in large part upon assumptions and analyses we developed. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results;
•We have incurred net losses in each year since inception and experienced significant fluctuations in our operating results, which make it difficult to forecast future results, such as our ability to achieve profitability;
•If we fail to retain existing Pet Caregivers and Pet Parents or attract new Pet Caregivers and Pet Parents, our business, operating results and financial condition would be materially adversely affected;
•Any further and continued decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations and financial condition;
•We face increasing competition in many aspects of our business;
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
•We are subject to cybersecurity risks and changes to data protection regulation;
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
•Our management has limited experience in operating a public company;
•Because we have become a publicly traded company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties; and
•If we cannot continue to satisfy listing requirements and other rules of Nasdaq, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Risks Related to Our Business
The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, operating results, and financial condition.
The COVID-19 pandemic has materially adversely affected our operating results, business operations, results of operations, financial position, liquidity, and cash flows and may continue to materially adversely impact our financial condition and prospects. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the emergence of new variants both globally and within the United States, vaccination rates in various regions, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business, and whether the impacts may result in permanent changes to our end users' behavior, all of which are highly uncertain and cannot be predicted. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.
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
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings, those of our third-party providers’, or a delay in the provision of such offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or our customers. If general economic conditions deteriorate in the United States, discretionary spending may decline and demand for premium pet offerings may be reduced. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.
Wag! has incurred net losses in each year since inception and experienced significant fluctuations in its operating results, which make it difficult to forecast future results, such as its ability to achieve profitability.
We incurred net losses of $18.8 million, $6.3 million, and $39 million in 2020, 2021 and 2022, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $148.4 million and $109.9 million, respectively. As a result of the COVID-19 pandemic, our monthly revenues declined rapidly after March 2020. Historically, we have invested significantly in efforts to grow our Pet Parent and Pet Caregiver network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, hired additional employees, and enhanced the platform. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected.
Our operating results have varied significantly and may continue to vary significantly and are not necessarily an indication of future performance. We experience seasonality in bookings based on numerous factors including holidays where we have experienced lower walking services requests on the platform, offset by higher sitting and boarding requests during these periods. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. As a result, we may not accurately forecast operating results. Moreover, we base our expense levels and investment plans on estimates for revenues that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results, and financial condition could be materially adversely affected.
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
We are substantially dependent on revenues from a small number of customers utilizing Wag! Wellness services and products. The loss of or decrease in revenue from any one of these customers could adversely affect our business, results of operations, and financial condition.
A small number of customers account for a significant portion of our revenue, and dependence on revenue from a relatively small number of customers makes relationships with each customer critically important to our business. For example, for the fiscal year ended December 31, 2022, two customers accounted for an aggregate of 27% of total consolidated revenues. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenue from existing major customers, with revenue from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenue from, or loss of, one or more of these customers could harm our business, operating results, financial condition, and cash flows.
Our marketing efforts to help grow the business may not be effective.
Promoting awareness of our platform is important to our ability to grow the business and to attract new Pet Parents and Pet Caregivers. Since inception, our user base has grown in large part as a result of word-of-mouth, complemented by paid and organic search, social media, and other online advertising and infrequent television advertising. Many of our marketing efforts to date have focused on amplifying and accelerating this word-of-mouth momentum and such efforts may not continue to be effective. Although we continue to rely significantly on word-of-mouth, organic search, and other unpaid channels, we believe that a significant amount of the growth in the number of Pet Parents and Pet Caregivers that use the platform also is attributable to our paid marketing initiatives. Marketing efforts include or have previously included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and paid keyword search campaigns. Even if we successfully increase revenues as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. If marketing efforts to help grow the business are not effective, we expect that our business, financial condition, and operating results may be materially adversely affected.
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
Our success depends significantly on retaining existing Pet Parents and attracting new Pet Parents to use our platform, increasing the number of repeat bookings that Pet Parents make, and attracting them to different types of service offerings on our platform. Pet Parents have a range of options for meeting their pet care needs, including neighbors, family and friends, local independent operators, large, commercial providers such as kennels and day cares, other online aggregators and directories, and other digital marketplaces.
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
Our financial performance is partially dependent on the strength of the travel and pet services industries. The COVID-19 pandemic caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on bookings for pet services. Global or regional health considerations, including the outbreak of another pandemic or contagious disease, such as COVID-19, have impacted and could continue to materially adversely impact our bookings and business. The extent and duration of such impact remains uncertain and is dependent on future developments that are difficult to predict accurately, such as the severity, transmission, and resurgence rate of COVID-19, vaccination rates and its effectiveness, the extent and effectiveness of containment actions taken, including mobility restrictions and the impact of these and other factors on travel or work behavior in general and on our business in particular.
Other events beyond our control can result in declines in travel or continued hybrid work arrangements. Because these events or concerns and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel and work behavior by consumers and therefore demand for our platform and pet services, which would materially adversely affect our business, operating results, and financial condition.
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
We operate in a highly competitive environment and face significant competition in attracting Pet Caregivers and Pet Parents. Pet Parents have a range of options to find and book pet care offerings, both online and offline. We believe that our competitors include:
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
•the perceived safety of offerings on our platform
•cancellation policies, and other health-related disruptions;
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
Our success depends in part on our ability to attract Pet Caregivers and Pet Parents through unpaid internet search results on search engines, such as Google, Yahoo!, and Bing. The number of Pet Caregivers and Pet Parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective Pet Caregivers and Pet Parents. Any reduction in the number of Pet Caregivers and Pet Parents directed to our platform could adversely affect our business, financial condition, and operating results.
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
•a failure to operate our business in a way that is consistent with our values and mission;
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
All new Pet Caregivers on our platform undergo third-party background checks before they can offer their services on our platform. U.S. Pet Caregivers are subject to a social security number and address trace and are checked against national and county criminal offense databases, sex offender registries, and certain global and domestic regulatory, terrorist and sanctions watch lists.
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
We derive a significant portion of our bookings and historically have generated a significant portion of our growth in more densely populated urban areas. Our business and financial results may be susceptible to economic, social and regulatory conditions, or other circumstances that tend to impact such areas. An economic downturn, increased competition, or regulatory obstacles in these areas could adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and finding local Pet Caregivers is more difficult, the cost of pet ownership is lower, and alternative Pet Caregivers may be more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our TAM would be limited and our business, financial condition, and operating results would suffer.
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
Similarly, one of our subsidiaries is licensed as a pharmacy in California. We cannot guarantee that it will be able to fulfill prescriptions for its customers in the near term or at all. Our ability to retain state licenses depends on our ability to meet licensing requirements enacted or promulgated in each state. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state. If such licenses are revoked or suspended, our regulated business could be materially adversely affected and we may be forced to temporarily suspend operations in affected jurisdictions. This may require us to expend substantial resources or to discontinue certain services or platform features, which could further adversely affect our business. Any costs incurred to prevent or mitigate this potential liability could adversely affect our business, financial condition, and operating results.
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
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration provisions may in the future need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and operating results.
We are subject to various U.S. anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. Applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and its employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and operating results.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes and we have, and may in the future, face various indirect tax audits in various U.S. jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage Pet Parents and Pet Caregivers from utilizing our offerings, or could otherwise harm our business, financial condition, and operating results. We are currently subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. We are also subject to routine IRS audits, including those regarding 1099 Statements. As of December 31, 2022, management did not believe that the outcome of pending matters would have a material adverse effect on our financial position, results of operations, or cash flows. For more information, see the section entitled, “Information About Wag! — Legal Proceedings”.
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
As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of approximately $209 million and $178 million, respectively. The federal net operating loss carryforwards generated as of December 31, 2017 of $24.4 million will expire in 2037, while $184.6 million federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jobs Act, but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and certain other tax attributes to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have, in the past, experienced ownership changes, and if we experience one or more ownership changes as a result of future transactions in our stock, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of this offering.
NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2022 or results of operations.

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
Because substantially all of the Credit Parties’ assets will be pledged to secure the Credit Facility, the Credit Parties’ ability to incur additional secured or unsecured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on the Credit Parties’ financial flexibility. See the section entitled “Liquidity and Capital Resources — Debt” located elsewhere in this Annual Report on Form 10-K.
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
Risks Related to Privacy and Technology
We have been subject to attempted cybersecurity attacks in the past and may be the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of its information technology systems, could interrupt our operations, harm our brand, and adversely affect our reputation, business, financial condition, and operating results.
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
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, even if we take all reasonable precautions, including to the extent required by law, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and may face delays in detection or remediation of, or other responses to, security breaches and other privacy-data protection and security-related incidents. Additionally, because we also share information with third-party service providers to conduct our business, if any of our business partners or service providers with whom we share information fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our users’ information may be improperly accessed, used or disclosed. Such breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have previously experienced incidents of fraud on our platform that we believe involved credential stuffing attacks and which we were unable to preemptively detect or prevent. In addition, hardware, software, or applications we develop or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, or users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. See “Risk Factors — Risks Related to Privacy and Technology — Any error, bug, vulnerability or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.”
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
We receive, transmit, and store a large volume of regulated, personally identifiable information relating to users on our platform, as well as personally identifiable information relating to other individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, disposal, and protection of certain types of data, including, but not limited to the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act and its accompanying regulations (collectively the “CCPA”) as amended by the California Privacy Rights Act of 2020 discussed below. These laws, rules, and regulations regulating the personal information received, transmitted, and stored by us evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.
The California Privacy Rights Act of 2020, which came into effect on January 1, 2023 and amends the CCPA (together with the CCPA, collectively, the “CPRA”), among other things, requires covered companies to provide new disclosures to California consumers about such companies’ collection, use and sharing of their personal information, gives California residents expanded rights to access, correct and delete their personal information, and affords such consumers abilities to opt out of certain processing, such as the transfer of personal information for the purpose of cross contextual behavioral advertising and the processing of sensitive personal information for certain purposes, as well as “sales” of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their CPRA rights (unless the difference in treatment is reasonably related to the value provided to the business by the consumer’s data). The CPRA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the unauthorized access to, or exfiltration, theft, or disclosure of personal information. This private right of action is expected to increase the likelihood of and risks associated with data breach litigation. The CPRA has not been subject to significant litigation and judicial interpretation and it remains unclear how various provisions will be interpreted and enforced. The CPRA’s further expansion of the obligations of covered companies may impact our business, particularly given the establishment of a new regulatory agency dedicated to enforcing those requirements in addition to the California Attorney General, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses, and potentially changing business practices, in an effort to comply.
The CPRA and the CCPA have led to other states passing similar comprehensive privacy laws, including the Virginia Consumer Data Protection Act, which went into effect January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act, each of which will go into effect July 1, 2023, and the Utah Consumer Privacy Act, which will go into effect December 31, 2023. Each of these statutes were modeled after and are very similar to the CCPA and CPRA, and may lead other states or even the U.S. Congress to pass comparable legislation. The effects of the CPRA and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses that are likely to increase over time. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts and may require us to divert resources from other initiatives and projects to address these evolving compliance and operational requirements. The aforementioned state privacy laws and other laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, result in significant regulatory fines for alleged violations of the aforementioned laws, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future, all of which may have a material and adverse impact on our business, financial condition and results of operations.
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
Our success depends on Pet Parents and Pet Caregivers being able to access our platform at any time. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects, malfunctions or inappropriate maintenance, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. In such an event, we may need to expend additional resources to bring the incident to an end, mitigate the liability associated with the fallout of such incident, make notifications to regulators and individuals affected, replace damaged systems or assets, defend itself in legal proceedings and compensate customers or end users. Further, some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
Our platform incorporates highly technical and complex technologies. Such technologies and software may now or in the future contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code has been released. Any error, bug or vulnerability in our products or services, systems or control failure, cybersecurity incidents, data security breach or attack on or compromise of our security or the security of our business partners could result in the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, users’ or our employees’ data and could result in governmental or regulatory action, including resulting in fines or penalties, litigation, and financial and legal exposure, which could seriously harm Wag!’s reputation, brand and business, and impair its ability to attract and retain users, customers and advertisers. See “Risk Factors — Risks Related to Privacy and Technology — We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of its information technology systems, could interrupt our operations, harm its brand, and adversely affect its reputation, business, financial condition, and operating results.”
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
Though we generally avoid “open source” software, our platform contains software modules licensed to it by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. Accordingly, we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. In addition, the public availability of such software may make it easier for others to compromise our platform. Many of the risks associated with the use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. To the extent that our systems depend upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our systems or applications, delay the introduction of new solutions, result in a failure of our systems, products or services, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches. We have processes in place to help alleviate these risks, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solutions, products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our ownership of proprietary intellectual property, the security of our systems, products and services, or our business, results of operations, and financial condition.
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
We also release certain of our proprietary software modules to the public under open source licenses. Although we have certain policies and procedures in place to monitor the use of open source software that are designed to avoid subjecting our platform to conditions it does not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, its proprietary code, any of which could adversely affect our business, financial condition, and operating results.
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
As of December 2022, we held 7 registered U.S. trademarks. In addition, we have registered domain names for websites that we use in our business, such as www.wagwalking.com and other variations. The inclusion of the website address in herein does not include or incorporate by reference the information on our website into this annual report on Form 10-K.
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
Our future success will depend in part on the continued service of our senior management team, key technical employees, and other highly skilled employees. We may not be able to retain the services of any of its employees or other members of senior management in the future. Also, our employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with Wag!.
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
We face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity, and engagement could suffer, which could adversely affect business, financial conditions, and operating results.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, in January 2023, we acquired the Dog Food Advisor assets from Clicks and Traffic LLC (“Dog Food Advisor”) for cash consideration of $9 million.
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
We track certain operational and business metrics with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly discloses. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we reports may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and operating results would be materially adversely affected.
Certain estimates and information contained in this herein are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information contained in this herein, including general expectations concerning our industry and the market in which we operate, category share, market opportunity, and market size, are based to some extent on information provided by third-party providers. This information depends on a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition, and operating results could be materially adversely affected.
We identified material weaknesses in our internal control over financial reporting, and we may experience additional material weaknesses in the future, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
We have begun implementing remedial measures, and while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses. These plans include implementing technology, hiring personnel, and other related activities, including engaging external resources. If we are unable to remediate the material weaknesses or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within the required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Once we are no longer an “emerging growth company”, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
If we fail to continue to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, or the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.
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
Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, and other regulatory authorities.

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
•the last day of the fiscal year in which Wag! has at least $1.235 billion in annual revenues;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•the last day of the fiscal year ending after the fifth anniversary of CHW Acquisition Corporation's ("CHW"), initial public offering ("IPO") consummated on September 21, 2021.
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
Our quarterly operating results have fluctuated significantly and may continue to fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
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
•the impact of the ongoing COVID-19 pandemic on our business; and
•the other risk factors under “Risk Factors”.
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
Insiders have substantial influence over us which could limit your ability to affect the outcome of key transactions, including a change of control.
Our executive officers, directors, and their affiliates beneficially own approximately 21.2% of our common stock outstanding representing 21.2% of the vote.
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

A significant portion of our total outstanding shares was restricted under lock-up from immediate resale and now may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
Shares of our common stock that were restricted from immediate resale under Lockup and now may be sold into the market pursuant to the registration statement of which this annual report on Form 10-K forms a part so long as it is available for use. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common
Stock and Warrants.
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

Certain securityholders obtained Wag! securities at a discount and public security holders may not experience a similar rate of return.
Certain selling securityholders purchased the securities at different prices, some significantly below the current trading price of such securities: (i) CHW Acquisition Sponsor, LLC (the "Sponsor") purchased 2,385,000 Founder Shares at $0.01 and 3,895,564 Private Placement Warrants at $1.00 per warrant in connection with the IPO; (ii) the investor that signed the PIPE and Backstop Subscription Agreement ("PIPE and Backstop Investor") purchased 500,000 shares of our common stock at a purchase price of $10.00 per share; (iii) 72,323 shares of common stock were issued to two lenders due to the net exercise of the Wag! Common Warrants with a converted weighted average exercise price of $1.54; (iv) 50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share; and (v) 732,500 Registration Rights Shares were purchased at a price of $0.01 per share. Certain selling securityholders may therefore have an incentive to sell because they could earn substantial profits due to the lower price at which they purchased their shares compared to public investors. Based on a closing price of the common stock on March 24, 2023 of $2.30, the Sponsor could potentially earn approximately $5.5 million of profit upon resale. Additionally, the two lenders, Craig-Hallum Capital Group LLC and the Representative Shareholders could also potentially profit on sales due to the lower price at which they acquired their shares. Public securityholders may not experience a similar rate of return on the securities they have purchased or may purchase in the future due to differences in the purchase prices and the current trading price.
Our Warrants may never be in-the-money and they may expire worthless.
The exercise price for our Warrants is $11.50 per-share (subject to adjustment as described herein), which exceeds the market price of our common stock, which was $2.30 per share based on the closing price on the Nasdaq on March 24, 2023. If all of our Warrants were exercised in full for cash, we would receive an aggregate of approximately $188.5 million. We believe it is unlikely that the warrantholders will exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out-of-the money. There can be no assurance that the Warrants will ever be in the money prior to their expiration in 2027 and, as such, may expire worthless.
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
The Charter provides, subject to limited exceptions, that the Court of Chancery in the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
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
•we are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
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
We face increased legal, accounting, administrative, and other costs and expenses as a public company that we do not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of the Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees, entered into new insurance policies, and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be and have been incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the our Board or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we do not currently anticipate. As a result of disclosure of information herein and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

The Company does not own any real property. Our corporate headquarters is located in San Francisco, California, where we lease approximately 3,900 square feet of office space under a lease agreement that expires in 2026. We lease additional office space in Phoenix, Arizona, and El Dorado Hills, California for office space and warehouse space; both locations lease agreements expire in 2023. We believe that these facilities are generally suitable to meet our current needs. From time to time, we have subleased portions of the spaces that we are not currently using.
Item 3. Legal Proceedings
For a discussion regarding the Company’s legal proceedings, see the information contained in Note 9 - Commitments and Contingencies of the Notes to consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2022 - October 31, 2022	—	$—	—	$24,651,793
November 1, 2022 - November 30, 2022	1,438,378	$10.30	1,438,378	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total	1,438,378	$10.30	1,438,378	$—
[1] During the three months ended December 31, 2022, the Company settled the derivative liability associated with the Forward Share Purchase Agreements ("FPAs") previously disclosed by repurchasing 1,438,378 shares of common stock at the investors’ request on November 9, 2022. As a result,1,438,378 shares were repurchased at $10.30 on the settlement date. The remaining 955,000 were not repurchased by the Company on the amended extended settlement date of November 23, 2022. Following that date, no obligation to repurchase FPA shares pursuant to previously disclosed FPAs remained outstanding.

Market Information

Our common stock and public warrants are listed on The Nasdaq Global Market (“Nasdaq”) under the symbols “PET” and “PETWW,” respectively, since August 10, 2022. Prior to August 10, 2022 and before the completion of the business combination with CHW Acquisition Corporation, the common stock and public warrants of CHW Acquisition Corporation traded on Nasdaq under the ticker symbols “CHWA” and "CHWAW," respectively and there was no public trading market for Wag Labs, Inc. (“Legacy Wag!”) equity.

Holders

As of March 24, 2023, there were 153 holders of common stock and 6 holders of record of our Public Warrants.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 1, 2022, we filed a registration statements on Form S-8 under the Securities Act to register the shares of Common Stock issued or issuable under the 2022 Omnibus Incentive Plan. See Part III, Item 12 of this Annual Report for the required information.

Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on October 24, 2022, the Company completed a 100% acquisition of Furmacy, Inc. (“Furmacy”) for approximately 90,000 shares of stock consideration. The securities were issued prior to the effective date, November 4, 2022, of the Company's registration statement.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
As a result of the closing of the Merger, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 3—Business Combinations, the financial statements of Wag Labs, Inc. (“Legacy Wag!”), a Delaware corporation and our wholly owned subsidiary, are now the financial statements of Wag! Group Co. ("Wag!"). A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus/offer to exchange pursuant to Rule 424(b)(3) dated July 12, 2022.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans, estimates and strategy for our business, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Wag!,” “the Company,” “we,” “us” and “our” refer to Wag! Group, Co., a Delaware corporation, together with its consolidated subsidiaries.
Overview
Our mission is to be the #1 partner to busy Pet Parents. We believe that being busy shouldn’t stop Pet Parents from owning or taking care of their pets. We are dedicated to building a future in which every pet has access to safe, high-quality care, wellness options, and pet food and treat options. Wag! exists to make pet ownership possible and to bring joy to pets and those who love them.
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
Our proprietary marketplace technology, which is available as a mobile app and website (“platform” or “marketplace”), enables independent Pet Caregivers to connect with Pet Parents. Through our cutting-edge technologies and multi-faceted platforms, Wag! connects Pet Parents with Pet Caregivers who provide excellent pet care services. Our marketplace enables Pet Parents to find a wide array of pet services provided by Pet Caregivers and third-party service partners, such as walking, pet sitting and boarding, advice from licensed pet experts, home visits, training services, and pet insurance comparison tools.
We are one of the largest, online marketplaces for pet care and strive to be the #1 platform for busy Pet Parents, offering access to 5-star dog walking, pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of 450,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies. Making Pet Parents happy is what we do best. Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once synonymous purely for pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy which delivers pet health products directly to the door of loving Pet Parents. We have experienced consistent strong growth year over year, increasing annual revenue by over 170% from 2021 to 2022. Additionally, in 2023, Wag! has expanded into the $50 billion Pet Food & Treats market in an inimitable manner by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. It's simple, Wag! exists to make pet ownership possible and bring joy to pets and those who love them.
Since the beginning of 2021, quarterly revenues have generally been steadily increasing leading to our highest quarterly revenues in 2022 since the Company was founded, reaching over $17 million a quarter in the fourth quarter. From 2020 to the fourth quarter of 2022 Cohorts, Pet Parent activity for Pet Parents who joined the platform through December 31, 2022 is significantly outperforming the 2017, 2018, and 2019 Cohorts on a year-to-date basis. We are still in the early stages of company growth, but have made significant progress in extending the services and reach of our platform since our inception in 2015 and our debut on the Nasdaq in August 2022.
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
Investment in New Services
Founded in 2015, we were one of the first on-demand pet services platforms. Since then, we have remained committed to expanding our offerings and the reach of our platform. For example, in the past 24 months, we have launched new features in an effort to increase engagement by both Pet Parents and Pet Caregivers on our platform. For Pet Parents we have innovated the platform by launching features such as the Premium Benefits Center to offer exclusive discounts on pet care products, as well as multi-day rebooking functionality and, improving the Browse and Book experience to simplify how Pet Parents discover and book with more than 450,000 highly-rated local overnight sitters, boarders, walkers, and trainers. In the fourth quarter of 2022, we released Wag! Neighborhood Network, which enables Pet Parents to not only filter across more than 21 unique specialties but also discover a great local Pet Caregiver right in their neighborhood. Functionality such as this demonstrates our commitment to the strategy element of accelerating growth in existing markets through a best in class experience. For Pet Caregivers, we optimized the sign-up experience and Notes from Pet Caregivers allowing them to make a more informed decision before requesting a service, added features to provide them with the opportunity to fulfill highest priority requests, the ability to set their own prices, take and share Notes between Pet Caregivers allowing them to be more informed decisions prior to a service, and the ability to expand their reach to new customers and grow their business with social media links to their profile, in-app viral sharing and custom HTML Craigslist links, as well as the opportunity to access advice from seasoned veterans on the platform and tips to help them grow a successful pet care business.
Extending Offerings and Platform Reach
Since our founding in 2015, we have striven to be the #1 platform for premium pet services, including on-demand walking, sitting, boarding, training, vet services, wellness plans, and insurance comparison tools. Our ability to establish trust via our traditional on-demand services across North America is a key way for Pet Parents to start experiencing the platform. We are becoming the button on the phone for the paw, a place Pet Parents trust with their pets’ health and well-being. We are extremely excited about the growth in all lines of our business, including the Wellness category ("Wellness"), which is a major propulsion for year over year revenue increase. Pet Parents are appreciating the option to chat with a licensed pet expert 24/7, pet wellness plans, and the ability to compare pet insurance through our one-stop-shop platform as opposed to performing their own in depth research. We are a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as through the acquisition of Furmacy, which delivers pet health products directly to the door of loving Pet Parents. By simplifying what it takes to be a Pet Parent through our digital edge, we're giving back valuable time that pets and their parents can spend together. This is only a fraction of the TAM in the pet care industry. For example, in 2023 we have expanded into the $50 billion Pet Food & Treats market by acquiring Dog Food Advisor.
In 2020, we also launched our Wag! Premium subscription service, a monthly or annual subscription that offers Pet Parents 10% off all services, including waived booking fees, free advice from pet experts, priority access to top-rated Pet Caregivers, and VIP pet support. Wag! Premium accounts for over 50% of our monthly active users.
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
Investment in New Markets
We plan to invest in existing and new markets, as well as new offerings. We believe that we can further expand in existing markets, to new markets within North America, and internationally by carefully targeting locations with a high expected demand for pet services. We believe there is an opportunity to expand our platform reach outside of our existing geographic locations into other countries and regions where there is an attractive spend per pet to address. As we invest in new markets and create new offerings, we may increase our marketing strategies in a manner that could extend our marketing payback target in order to accelerate growth in each new market.
Pet Ownership Trends
We believe the demand for high-quality, personalized pet care far exceeds the existing market due to the increases in pet adoption and return to office policies being implemented. As of the end of December 2022, although we saw a steady rise throughout the year, less than 50% of people were back in-office according to Kastle data. According to a study performed by Adzuna research in November 2022, this number is expected to rise as employers openly state firmer in-office policies in 2023. Additionally, the proportion of open roles specifying an “office-based” requirement has risen to a 19-month high of 4.2%. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet

Health Insurance Association, there was an increase of approximately 30% from 2020 to 2021 of in-force insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market. We are focused on taking advantage of this significant opportunity to expand the base of Pet Parents using the Wag! platform given the increased size of the market in which we operate. We believe that the high volume of new Pet Parents, as well as return to office policies, may continue to have a positive effect on the number of bookings for pet services, and other pet related services over the longer term.
Pet Parent Preferences and Demand
As approximately 95% of the U.S. population has access to the Wag! platform through an iPhone or Android device, our objective for long-term sustained growth is to create a platform that results in existing Pet Parents becoming repeat bookers, together with attracting new Pet Parents to our platform and to successfully convert them into repeat bookers. We attract Pet Parents to our platform through word-of-mouth and a variety of channels, such as social media, video, and other online and offline channels. Increase in Pet Parent awareness and growth drives our revenue, expands brand recognition, deepens our market penetration, creates additional upsell and cross-sell opportunities and generates additional data to continue to improve the functioning of our platform.
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
Effects of the COVID-19 Pandemic
The re-opening of the economy, despite the continuation of the pandemic and the emergence of new variants had resulted in meaningful revenue recovery for Wag! in 2021 relative to the prior year. The continued back to work trends and elevated levels of travel in 2022 contributed in part to our continued revenue increase in 2022.
The impact of the COVID-19 pandemic, including the resulting changes in travel and work behaviors, may continue to affect results in 2023 and beyond. The extent to which the pandemic will continue to impact the Company’s business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control. These may include but are not limited to the duration and spread of the pandemic (including new outbreaks), its severity, new variants and sub-variants, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions. Uncertainties in the global economy may adversely impact our operations, brand partners, customers, and other business partners, which may impact future revenues, and require other changes to our operations.

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
Public Company Costs
As we grow as a public company, we have incurred, and expect to continue to incur, increased one-time and recurring expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, director fees, additional internal and external accounting, legal, and administrative resources, and increased personnel and stock-based compensation expenses.
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
Upon the Closing of the Business Combination and the PIPE and Backstop Investment, the most significant change in our reported financial position and results of operations was an increase in cash (as compared to our balance sheet at June 30, 2022) including $29.3 million of which $24.7 million is held in escrow, $5.0 million in gross proceeds from the PIPE and Backstop Investment by the PIPE and Backstop Investor, and financing arrangement proceeds of $29.4 million. Subsequently, in November 2022, upon settlement and expiration of the derivative liability associated with the Forward Share Purchase Agreements ("FPAs"), the Company released $14.8 million from restricted cash to settle the obligation to investors and retained $9.8 million which is reflected on the Consolidated Balance Sheets as of December 31, 2022. Total direct and incremental transaction costs of CHW and Wag! through December 31, 2022 were approximately $23.6 million, substantially all of which were offset to additional-paid-in-capital as costs related to the reverse recapitalization. Transaction costs were approximately $12.0 million, for Wag! and $11.6 million for CHW for legal, financial advisory, and other professional fees incurred in consummating the Business Combination.
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
Revenues
We provide an online marketplace that enables Pet Parents to connect with Pet Caregivers for various pet services. We recognize revenues in accordance with ASC 606, Revenue from Contracts with its Customers from four distinct streams: (1) service fees charged to Pet Caregivers, (2) subscription and other fees paid by Pet Parents for Wag! Premium, (3) joining fees paid by Pet Caregivers to join and be listed on our platform, and (4) wellness revenue through affiliate fees, prescription and over-the-counter sales. For some of the Company’s arrangements with third-party service providers, the transaction price is considered variable and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
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
Change in Fair Value of Derivatives

The net decrease in fair value of derivatives consists of fair value remeasurements of the Company's liability classified Forward Purchase Agreements. As of December 31, 2022, all Forward Purchase Agreements have been settled.
Comparison of the years ended December 31, 2022 and December 31, 2021:
The following table sets forth our consolidated operations data for the years ended December 31, 2022 and 2021. The information has been prepared on the same basis as our consolidated financial statements, included elsewhere in this Annual Report, and includes, in our opinion, all adjustments, necessary to state fairly our results of operations for these periods. This data should be read in conjunction with our audited consolidated statements of operations for the years ended December 31, 2022 and 2021, included elsewhere herein. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Years Ended December 31,
($ in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$54,865	$20,082	$34,783	173%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	4,024	2,777	1,247	45%
Platform operations and support	13,825	10,265	3,560	35%
Sales and marketing	35,156	10,221	24,935	244%
General and administrative	32,415	6,956	25,459	366%
Depreciation and amortization	571	388	183	47%
Total costs and expenses	85,991	30,607	55,384	181%
Change in fair value of derivatives	(4,958)	—	(4,958)	NM
Gain on forgiveness of PPP loan	—	3,482	(3,482)	NM
Interest expense, net	(2,470)	(61)	(2,409)	3949%
Loss before income taxes	(38,554)	(7,104)	(31,450)	443%
Income tax benefit (expense)	(13)	793	(806)	NM
Net income (loss)	$(38,567)	$(6,311)	$(32,256)	511%
_________________________
*Comparisons between positive and negative numbers and with a zero are not meaningful.
** Percentage figures included in the below section have been calculated on the basis of rounded figures as presented and not on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the table above or the consolidated financial statements.
Revenues
Revenues increased by $34.8 million, or approximately 173%, from $20.1 million in the year ended December 31, 2021 to $54.9 million for the year ended December 31, 2022. The increase was primarily attributable to a $27.9 million increase in revenue from Wellness, which was launched during the third quarter of 2021. The increase also includes a $6.9 million increase in Service revenue due to an increase in service fees stemming from increased Pet Parents engagement of Pet Caregivers to provide pet care services as a result of increased return-to-office and travel trends, growth of Wag! Premium subscription revenues, and PCG services. The increase in wellness revenue is additionally attributed to the inclusion $0.1 million from Furmacy for the last two months of 2022 following the acquisition.

Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues, excluding depreciation and amortization, increased by $1.2 million, or approximately 43%, from $2.8 million in the year ended December 31, 2021 to $4.0 million in the year ended December 31, 2022. The increase was primarily attributable to a $0.6 million increase in background check costs driven by an increase in new Pet Caregivers and a $0.5 million increase in payment processing fees driven by higher transaction volume and other related software costs. Additionally, the inclusion of inventory cost of goods sold related to the Furmacy business contributed to the remaining increase.
Platform Operations and Support
Platform operations and support expenses increased by $3.6 million, or approximately 35%, from $10.3 million in the year ended December 31, 2021 to $13.8 million in the year ended December 31, 2022. The increase was primarily attributable to a $1.3 million increase in personnel-related compensation costs, excluding stock based compensation, for our technology and operations teams partially offset by a decrease of $0.7 million in professional service costs. Additionally, there was an increase of $3.0 million in stock compensation expense, in part due to a $2.8 million charge in the third quarter of 2022 related to Earnout Shares upon closing of the Business Combination.
Sales and Marketing
Sales and marketing expenses increased by $24.9 million, or approximately 245%, from $10.2 million in the year ended December 31, 2021 to $35.2 million for the year ended December 31, 2022. The increase was primarily attributable to a $14.9 million increase in partnerships, as we invest in launching with new partners, a $1.9 million increase in advertising expense, $5.7 million increase in personnel-related compensation costs, excluding stock based compensation, for our marketing team, consultants, and advertising agency costs. Additionally, there was a $2.1 million increase in stock compensation expense, primarily due to a $2.1 million charge in the third quarter of 2022 related to Earnout Shares upon closing of the Business Combination.
General and Administrative
General and administrative expenses increased by $25.5 million, or approximately 366%, from $7.0 million in the year ended December 31, 2021 to $32.4 million for the year months ended December 31, 2022. The increase was primarily as a result of an increase in stock compensation expense of $19.2 million, in part due to a one-time expense incurred in connection with Earnout Shares of $19.0 million. Additionally, there was $1.8 million in expense due to the issuance of Community Shares in connection with the Business Combination. For further information, see Note 3 - Business Combinations of Notes to the Consolidated Financial Statements.
The remainder of the increase is due to $0.2 million in transaction and integration costs related to the acquisition of Furmacy in Q4 2022 as well as $4.3 million in other administrative expenses incurred in order to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq, increased legal, audit and consulting fees, and employee related expenses to attract and retain top talent.
Depreciation and Amortization
Depreciation and amortization expenses increased from $0.4 million in the year ended December 31, 2021 to $0.6 million in the year ended December 31, 2022. The increase of $0.2 million, or approximately 50%, was primarily attributable to a $0.3 million increase in amortization expense arising from the acquisition of CPI, partially offset by a $0.1 million reduction in depreciation expense of property and equipment as a result of decreased leased office space with depreciating leasehold improvements.
Interest Income (Expense), net
Interest expense, net, increased from $61 thousand in the year ended December 31, 2021 to $2.5 million in the year ended December 31, 2022. The increase in expense was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the Business

Combination with CHW. For further information on the debt and warrant agreement, refer to Note 10 - Debt of Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Since inception, and in line with our growth strategy, we have incurred operating losses and negative cash operating cash flows and have financed our operations through the sale of equity securities. For the years ended December 31, 2022, and 2021, we had a net loss of $38.6 million and $6.3 million, respectively. We expect that operating losses and negative operating cash flows could continue into the foreseeable future as we continue to invest in growing our business. Based upon our current operating plans, we believe that cash and equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of this Annual report on Form 10-K. However, these forecasts involve risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources earlier than we expect.

Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the COVID-19 pandemic and other factors described in the section titled Risk Factors included within Item 1A of Part I of this Annual Report on Form 10-K. We may seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
For proceeds, payments and additional financing arrangements arising from the Business Combination, please see Note 3 - Business Combinations for additional detail.
Off-Balance Sheet Arrangements and Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and real-estate leases for our office locations. In connection with the closing of the Business Combination in August 2022, we entered into a credit agreement with Blue Torch Capital LP that provides us with up to $32 million of credit. Refer to Note 10 - Debt and Note 8 - Leases, included in Item 8 of Part II of this 10-K, for further details, including interest and future principal payments and lease commitment details.
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for an agreement to invest in a new limited liability company for an investment of $1.47 million. The Company funded this investment in the first quarter of 2023. See Note 1 - Description of Business of Notes to Consolidated Financial Statements for more detail.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Years Ended December 31,
($ in thousands)	2022	2021
Net cash flows used in operating activities	$(2,803)	$(12,256)
Net cash flows (used in) provided by investing activities	1,835	8,087
Net cash flows provided by financing activities	37,089	(51)
Net change in cash, cash equivalents, and restricted cash	$36,121	$(4,220)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $2.8 million, a decrease of $9.5 million from $12.3 million for the year ended December 31, 2021. The decrease in cash used was primarily due to an increase of $4.5 million in accounts payable, accrued expenses and other liabilities, operating lease liabilities, deferred revenue and other non- current liabilities, partially offset by a $0.5 million increase in accounts receivable, and current and other assets. Additionally, there was a $4.5 million improvement in net loss, excluding the impact of depreciation and stock-based compensation, and other non-cash items.
Operating cash flows for the year ended December 31, 2022 have been adequate to meet liquidity requirements.
Investing Activities
The Company’s investments are classified as available for sale and we invest in a diversified portfolio of investments, primarily short-term U.S. government and agency securities, money market funds, commercial paper, and corporate bonds. In addition, we limit the concentration of our investment in any particular security.
Net cash from investing activities for the year ended December 31, 2022 was $1.8 million, a decrease of $6.3 million from $8.1 million provided for the year ended December 31, 2021. The decrease was primarily due to $24.9 million less of proceeds received from the sale and maturities of investments, offset by $17.7 million of reduced purchases of investments as a direct reflection of a decrease in the Company’s consolidated total investments at December 31, 2022.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $37 million, an increase of $37 million from $51 thousand for the year ended December 31, 2021. The increase in cash provided by financing activities is primarily due to cash received from the Forward Share Purchase Agreement expiration, release of cash remaining in the trust account established in connection with CHW's initial public offering (the “Trust Account”), PIPE and Backstop Investors and the financing agreement with Blue Torch Capital LP (“Blue Torch”) for a senior secured Credit Facility, partially offset by payment of transaction costs incurred by Wag! and CHW in connection with the Business Combination.
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
For additional information regarding the PPP Loan, refer to Note 10 - Debt of Notes to Consolidated Financial Statements.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, Legacy Wag! entered into a financing agreement and warrant agreement with Blue Torch Finance, LLC (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to extend an approximately $32.2 million senior secured term loan credit facility (the “Credit Facility”). Legacy Wag! is the primary borrower under the Credit Facility, the Company is a parent guarantor and substantially all of the Company’s existing and future subsidiaries are subsidiary guarantors. The Credit Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantors.
For additional information regarding the Blue Torch financing arrangements, refer to Note 10 - Debt of Notes to Consolidated Financial Statements.
We do not have any off-balance sheet arrangements, as defined by applicable rules and regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Non-GAAP Measures
We regularly review several metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and the comparable GAAP measure is net income (loss). Please refer to the “— Non-GAAP Measures” section below for further discussion with respect to how we define these measures, as well as for reconciliations to the most comparable U.S. GAAP measures. Adjusted EBITDA and Adjusted EBITDA margin provide a basis for comparison of our business operations between current, past, and future periods by excluding items from net income (loss) that we do not believe are indicative of our core operating performance. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and may not be comparable to similarly titled amounts used by other companies or persons, because they may not calculate these non-GAAP measures in the same manner.
The following tables present our non-GAAP measures and key performance indicators for the periods presented (in thousands except for percentages).

	Years Ended December 31,

($ in thousands, except percentages)	2022	2021
U.S. GAAP Measures:
Revenues	$54,865	$20,082
Net income (loss)	$(38,567)	$(6,311)
Net income (loss) %	(70.3)%	(31.4)%
Net cash flows provided by (used in) operating activities	$(2,803)	$(12,256)
Non-GAAP measures:
Adjusted EBITDA	$(3,872)	$(9,915)
Adjusted EBITDA Margin	(7.1)%	(49.4)%
Adjusted EBITDA and Adjusted EBITDA Margin
In addition to revenues and net loss, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA and Adjusted EBITDA Margin provide relevant and useful information that is widely used by analysts, investors, and competitors in our industry to assess performance. We define Adjusted EBITDA as net income (loss), adjusted for interest expense, depreciation and amortization, share-based compensation, income taxes, as well as other items to be consistent with definitions typically used by lenders, including transaction costs. Additionally, we exclude the impact certain non-recurring items which are not indicative of our operating performance, including but not limited to, business combination transaction and integration costs and PPP Loan Forgiveness. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues. However, you should be aware that when evaluating Adjusted EBITDA and Adjusted EBITDA Margin, Wag! may incur future expenses similar to those excluded when calculating these measures. Wag!’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Wag! compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Wag!’s computation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin below and not rely on any single financial measure to evaluate Wag!’s business.

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
The reconciliations of net loss, which is the most comparable U.S. GAAP measure, to non-GAAP Adjusted EBITDA for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
($ in thousands)	2022	2021
Revenues	$54,865	$20,082
Adjusted EBITDA reconciliation:
Net income (loss)	(38,567)	(6,311)
Add (deduct):
Interest expense (income)	2,470	61
Depreciation and amortization	571	388
Share based compensation [1]	24,492	222
Issuance of Community Shares [2]	1,971	—
Integration and transaction costs associated with acquired business [3]	220	—
Change in fair value of derivatives [4]	4,958	—
Gain on forgiveness of PPP loan	—	(3,482)
Tax (benefit) expense	13	(793)
Adjusted EBITDA	$(3,872)	$(9,915)
[1] Includes stock-based compensation expense in 2022 incurred in connection with the Business Combination of $23.9 million. Of the $23.9 million, $2.8 million is included in Platform operations and support, $2.1 million in Sales and marketing, and $19.0 million in General and administrative expenses on the consolidated statement of operations.
[2] Of this amount, $1.8 million is included General and administrative expenses and the remainder as contra revenue on the consolidated statement of operations.
[3] Related to the acquisition of Furmacy, Inc. These costs, including transaction costs incurred in connection with an acquired business, are incurred over a short period of time and do not represent an ongoing operating expense of the business.
[4] Relates to the changes in the fair value of previously disclosed Forward Purchase Agreements that were entered into prior to the closing of the Business Combination and subsequently settled in the fourth quarter of 2022. See Note 3 - Business Combinations and Note 5 - Fair Value Measurements for more details.
Critical Accounting Estimates
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
While all of our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in the notes to the consolidated financial statements, the Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

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
As of August 9, 2022, the Company stopped issuing stock options under the 2014 Stock Plan and only issues RSUs on a go-forward basis under the Omnibus Incentive Plan. As of December 31, 2022, the Company has granted RSUs with service conditions. Service conditions that affect whether or not an award vests or becomes exercisable are not directly incorporated into the estimate of fair value at the grant date. Based on the change in valuation methods, as there had been no public market for Legacy Wag!’s common stock prior to the Merger, as well as the satisfaction of conditions for certain awards to be granted, stock compensation expense increased from $0.2 million to $24.5 million in December 31, 2021 and 2022, respectively. For further detail, see Note 11 - Stockholders Equity of the notes to the consolidated financial statements.

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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2022 and 2021.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 10 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 11 - Stockholders’ Deficit and Mezzanine Equity.
New Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Price Risk
We are exposed to market risks related to interest rates and market price sensitivity on certain financial obligations. Exposure to market risks primarily arise from the Blue Torch Credit Facility,, Earnout Shares and Management Earnout Shares. The aforementioned financial obligations are included as they either bear a variable interest rate or are subject to equity price sensitivity. Please see Note 3 - Business Combinations and Note 10 - Debt of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, for further detail.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Wag! Group Co.
San Francisco, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wag! Group Co. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, statements of redeemable preferred stock and stockholders’ deficit, and cash flows for each of the years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Chicago, Illinois
March 30, 2023

Wag! Group Co.
Consolidated Balance Sheets
(in thousands, except for share amounts and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,966	$2,845
Short-term investments available for sale	—	2,554
Accounts receivable, net	5,872	2,638
Prepaid expenses and other current assets	2,585	3,043
Deferred offering costs	—	930
Total current assets	$47,423	$12,010
Property and equipment, net	88	90
Operating lease, right of use assets, net	695	—
Intangible assets, net	2,590	2,888
Goodwill	1,451	1,427
Other assets	64	47
Total assets	$52,311	$16,462
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$7,174	$2,299
Accrued expenses and other current liabilities	4,765	4,601
Deferred revenue	2,232	1,888
Deferred purchase consideration – current portion	750	750
Operating lease liabilities	306	—
Notes Payable – current portion	1,264	442
Total current liabilities	16,491	9,980
Operating lease liabilities – non-current portion	435	—
Notes Payable – non-current portion, net of debt discount of $7.0 million	24,970	1,200
Deferred purchase consideration – non-current portion	493	1,130
Total liabilities	$42,389	$12,310
Commitments and contingencies (Note 9)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 1,000,000 shares and 24,545,386 shares authorized and 0 and 23,858,824 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $67,417 as of December 31, 2021	—	110,265
Total mezzanine equity	$—	$110,265
Stockholders’ deficit:
Common stock, $0.0001 par value, 110,000,000 and 43,763,126 shares authorized, 36,849,076 and 6,121,253 outstanding at December 31, 2022 and December 31, 2021, respectively	$4	$1
Additional paid-in capital	158,335	3,736
Accumulated deficit	(148,417)	(109,850)
Total stockholders’ equity (deficit)	9,922	(106,113)
Total liabilities, mezzanine equity and stockholders’ deficit	$52,311	$16,462
See accompanying notes to consolidated financial statements.

Wag! Group Co.
Consolidated Statements of Operations
(in thousands except for share amounts and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$54,865	$20,082
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,024	2,777
Platform operations and support	13,825	10,265
Sales and marketing	35,156	10,221
General and administrative	32,415	6,956
Depreciation and amortization	571	388
Total costs and expenses	85,991	30,607
Change in fair value of derivative liability	(4,958)	—
Gain on forgiveness of PPP loan	—	3,482
Interest expense, net	(2,470)	(61)
Income (loss) before income taxes	(38,554)	(7,104)
Income tax benefit (expense)	(13)	793
Net income (loss)	$(38,567)	$(6,311)
Net earnings (loss) per share
Net loss per share, basic and diluted	$(2.07)	$(1.10)
Weighted average common shares outstanding and dilutive potential common shares (diluted)	18,641,076	5,742,807
See accompanying notes to consolidated financial statements.

Wag! Group Co.
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit
(in thousands, except share data)

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,545,386	$110,265	5,629,095	$1	$3,345	$(103,539)	$1	$(100,192)
Reverse recapitalization	(686,562)	—	(157,452)	—	—	—	—	—
As adjusted, beginning of period	23,858,824	$110,265	5,471,643	$1	$3,345	$(103,539)	$1	$(100,192)
Shares issued upon exercise of stock options	—	$—	28,248	$—	$3	$—	$—	$3
Shares issued upon acquisition	—	$—	621,362		$166			$166
Stock-based compensation	—	—	—	—	222	—	—	222
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	—	—	(6,311)	—	(6,311)
Balance at December 31, 2021	23,858,824	$110,265	6,121,253	$1	$3,736	$(109,850)	$—	$(106,113)

Preferred Series P Issuance, net of issuance costs	1,100,000	10,925	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	118,514	—	17	—	—	17
Conversion of Series P preferred stock to common	(1,100,000)	(10,925)	1,100,000	—	10,925	—	—	10,925
Conversion of preferred to common stock	(23,858,824)	(110,265)	23,858,824	2	110,263	—	—	110,265
Stock-based compensation	—	—	52,899	—	625	—	—	625
Stock-based compensation due to Earnout Shares	—	—	—	—	23,867	—	—	23,867
Issuance of Community Shares	—	—	300,000	—	1,971	—	—	1,971
Business Combination with CHW, net of transaction costs and other related shares	—	—	6,645,964	1	10,546	—	—	10,547
Shares issued for acquisition of Furmacy, Inc.	—	—	90,000	—	283	—	—	283
Settlement of forward share purchase agreement derivative liability	—	—	(1,438,378)	—	(3,898)	—	—	(3,898)
Net loss	—	—	—	—	—	(38,567)	—	(38,567)
Balance at December 31, 2022	—	$—	36,849,076	$4	$158,335	$(148,417)	$—	$9,922
See accompanying notes to consolidated financial statements.

Wag! Group Co.
Consolidated Statement of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(38,567)	$(6,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,492	222
Gain on PPP loan forgiveness	—	(3,482)
Amortization of debt discount on debt financing	1,034	—
Provision for deferred taxes	—	(793)
Depreciation and amortization	571	388
Issuance of Community Shares	1,971	—
Noncash interest – deferred purchase consideration	81	54
Noncash change in fair value of derivatives	4,958	—
Changes in operating assets and liabilities:
Accounts receivable	(3,234)	(2,478)
Prepaid expenses and other current assets	534	(675)
Deferred costs	—	(930)
Other assets	—	872
Accounts payable	4,853	1,299
Operating lease liabilities	32	—
Accrued expenses and other current liabilities	128	(364)
Deferred revenue	344	88
Other non-current liabilities	—	(146)
Net cash used in operating activities	(2,803)	(12,256)
Cash flows from investing activities
Purchases of short-term investments	—	(17,692)
Proceeds from sale and maturity of short-term investments	2,550	27,481
Payment of deferred purchase consideration	(718)	(188)
Net cash acquired in acquisition of Furmacy, Inc.	54	—
Cash paid for acquisition of Compare Pet Insurance, Inc.	—	(1,509)
Purchase of property and equipment	(51)	(5)
Net cash provided by investing activities	1,835	8,087
Cash flows from financing activities
Proceeds from exercises of stock options	17	3
Payments on PPP loan	(404)	(54)
Proceeds from Blue Torch Financing Agreement	24,123	—
Repayment of Blue Torch Financing	(161)	—
Proceeds from the issuance of Series P preferred stock, net of issuance costs	10,925	—
Proceeds from Business Combination with CHW, net of transaction costs	2,589	—
Net cash provided by financing activities	37,089	(51)
Net change in cash, cash equivalents, and restricted cash	36,121	(4,220)
Cash, cash equivalents and restricted cash at beginning of period	2,845	7,065
Cash, cash equivalents and restricted cash at end of period	$38,966	$2,845
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	2,470	22
Cash paid during the year for income taxes	—	1
Non-cash financing transactions:
Forward share purchase agreements	4,958	—
Conversion of preferred shares to common stock	(121,188)	—
See accompanying notes to consolidated financial statements.

Wag! Group Co.
Notes to Consolidated Financial Statements
1.    Description of the Business
Wag! Group Co. (“Wag!”, "Wag", the “Company”, “we” or “our”) formerly known as CHW Acquisition Corporation is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enables independent pet caregivers (“PCG”) to connect with Pet Parents (“Services”) and third party service partners to provide a suite of pet wellness services and products (“Wag! Wellness” or "Wellness"), including pet expert advice, pet wellness plans, and a pet insurance comparison tool. The platform allows Pet Parents (also referred to as “end-user(s)”), who require specific pet care services, to make service requests in the platform, which are then fulfilled by PCGs. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or "Merger Date"), Wag! Labs, Inc. ("Legacy Wag!"), CHW Acquisition Corporation (“CHW”), and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Upon completion of the Merger on August 9, 2022, the Company changed its name to Wag! Group Co. and effectively assumed all of CHW’s material operations. Refer to Note 3 - Business Combinations for more information regarding the Merger.
In November 2022, the Company via its wholly owned subsidiary, Compare Pet Insurance Services, Inc. ("CPI"), entered into an agreement to invest in a new limited liability company for an investment of $1.47 million. The Company funded this investment in the first quarter of 2023. We do not anticipate having control of the entity.

On December 27, 2022 Wag! entered into an Asset Purchase Agreement with Clicks and Traffic LLC (“Dog Food Advisor”) to purchase its Dog Food Advisor assets for cash consideration of $9.0 million. The transaction subsequently closed on January 5, 2023, upon satisfaction of the remaining closing conditions. Dog Food Advisor is one of the most visited and trusted dog food marketplaces, helping Pet Parents make informed decisions about dog and cat food. For additional information around the accounting for the transaction, refer to Note 15 - Subsequent Events.
2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. The shares and per share amounts, prior to the Merger, have been retroactively restated as shares reflecting conversion at the exchange ratio of 0.97 established in the Business Combination Agreement. See Note 3—Business Combinations for additional information.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance of the Company. As such, the Company has determined that it operates as one operating segment within the United States.

Wag! Group Co.
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, valuation of stock-based compensation and warrants, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed in business combinations and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.
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
Certain Significant Risks and Uncertainties
The Company has experienced negative cash flows since inception and had an accumulated deficit of $148.4 million and $109.9 million as of December 31, 2022 and December 31, 2021, respectively. Historically, the Company has primarily financed its operations through equity and debt financings. The Company intends to finance its future operations through its existing cash and investments. The Company believes that these sources of liquidity will be sufficient to meet its operating needs for at least the next 12 months.
Since December 2019, the coronavirus (“COVID-19”) has spread throughout the United States and in many other countries globally. The extent to which the Company’s operations will continue to be impacted by the COVID-19 pandemic will depend largely on future developments including the emergence of new variants and actions by government authorities and private businesses to contain new outbreaks of the pandemic or respond to its impact, among other things. The COVID-19 pandemic has impacted our business operations, results of operations, financial position, liquidity, and cash flows. The Company’s revenues in 2021 decreased compared to the pre-COVID revenues, and, although the 2022 fiscal year as seen the highest quarterly revenue since inception, the extent of the impact of the pandemic on our business and financial results will depend largely on future developments both globally and within the United States, including the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-user’ behavior, all of which are highly uncertain and cannot be predicted.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit as well as investments in money market funds that are readily convertible into cash and purchased with original maturities of three months or less.

Wag! Group Co.
Notes to Consolidated Financial Statements
Investments
Investments consist mainly of short-term U.S. government and agency securities, commercial paper, and corporate bonds. The Company invests in a diversified portfolio of investments and limits the concentration of its investment in any particular security. Securities with original maturities greater than three months, but less than one year, are included in current assets. All investments are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Management judges whether a decline in value is temporary based on the length of time that the fair market value has been below cost and the severity of the decline. There were no impairments of investments recorded in the years ended December 31, 2022 and 2021.
Accounts Receivable
Accounts receivable primarily represent amounts charged but not yet received by the balance sheet date, This includes amounts charged by payment processors on behalf of the Company that are in the process of clearing. These amounts are generally cleared in one to three business days. Additionally includes accounts receivable recorded for commission fees earned but not yet received from third parties in connection with Wag! Wellness services. Substantially all accounts receivable are collected and bad debt expense or the allowance for doubtful accounts were not material.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
If impairment exists, the assets are written down to its estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the years ended December 31, 2022 and 2021.
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
Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock at the measurement date, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
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
The Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur rather than on an estimated basis. Stock-based compensation expense for the years ended December 31, 2022 and 2021 has been reduced for actual forfeitures.
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
Effective with the Merger of August 9, 2022, the Company's 2014 Stock Plan terminated and the Company only issues RSUs on a go-forward basis under the 2022 Omnibus Incentive Plan ("Omnibus Incentive Plan"). As

Wag! Group Co.
Notes to Consolidated Financial Statements
of December 31, 2022, the Company has granted RSUs with service conditions. Service conditions that affect whether or not an award vests or becomes exercisable are not directly incorporated into the estimate of fair value at the grant date.
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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2022 and 2021.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
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
Wag!’s service obligations are performed, and revenue is recognized for fees earned from PCGs related to the facilitation and completion of a pet service transaction between the pet parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year from the payment of the subscription fee depending on the type of subscription purchased by the pet parent. Unused subscription amounts are recorded as gift card and subscription liabilities on the consolidated balance sheet. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness revenue performance obligation is completed, and revenue is recognized when an end-user completes an action or conversion activity.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
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
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team, advertising expenses, and pet parent incentives. Sales and marketing expenses are expensed as incurred. Advertising expenses were $6.9 million and $5.0 million during the years ended December 31, 2022 and 2021, respectively.
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
Earnings (Loss) Per Share
The Company computes net income (loss) per common stock following the two-class method required for multiple classes of common stock and participating securities. The Company considers the redeemable preferred stock to be participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been

Wag! Group Co.
Notes to Consolidated Financial Statements
distributed. The holders of the Company’s redeemable preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable preferred stock and common stock pro rata. Holders of the Company’s redeemable preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the years ended December 31, 2022 and 2021 were not allocated to these participating securities.
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
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 10 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 11 - Stockholders’ Deficit and Mezzanine Equity.
Forward Share Purchase Agreements
The Company accounted for the Forward Share Purchase Agreements ("FPAs") as a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodied an obligation to repurchase the Company’s shares by paying cash. Therefore, the option was classified as a current liability and is measured at fair value on the Company’s Consolidated Balance Sheets. The unrealized gains and losses from changes in the fair value of the FPAs is reflected in the Consolidated Statements of Operations. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our Consolidated Statement of Operations. As of December 31, 2022, all options under these agreements expired or were exercised. For more information, refer to Note 5 - Fair Value Measurements and Note 3 - Business Combinations.
Concentration Risks and Uncertainties
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each balance sheet date. During the year ended December 31, 2022, the Company had two customers that accounted for 10% or more of total revenue. These customers each represented $7 million to $8 million of total revenue for the year ended December 31, 2022, and in aggregate, accounted for 27% of the Company’s total revenue for the year ended December 31, 2022. As of December 31, 2022, the Company had four customers that accounted for 10% or more of accounts receivable. In aggregate, these customers represented 65% of total accounts receivable as of December 31, 2022. During the year ended December 31, 2021, the Company did not have any customers that accounted for 10% or more of total revenue or accounts receivable. Based on the nature of third party partners, the Company does not anticipate any collectability issues with these receivables and closely monitors the outstanding receivables for payment within agreed upon time periods.

Wag! Group Co.
Notes to Consolidated Financial Statements
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In particular, certain Money market funds have been reclassified out of Short-term investments available for sale and into Cash and cash equivalents on the Consolidated Balance Sheet, and Statement of Cash Flows.
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
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize all leases with initial terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company also elected the practical expedient to combine non-lease components and lease components for real estate leases. Upon adoption, the Company recorded $0.5 million of right-of-use assets and $0.5 million of lease liabilities on its consolidated balance sheet.
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
In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC. ASU No. 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to adopt the standard using the modified retrospective transition method and does not expect the adoption to have an impact to the accumulated deficit on the consolidated balance sheets as of January 1, 2023.
Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The enactment of the IRA did not have an impact on the Company’s financial statements in

Wag! Group Co.
Notes to Consolidated Financial Statements
2022. The Company does not expect to be an applicable corporation subject to the AMT tax in 2023 based on its reported GAAP earnings for the past three years.
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
In connection with the Special Meeting and the Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $23.9 million was placed in escrow (and classified as Restricted Cash) in accordance with the Forward Share Purchase Agreements (see section below entitled "Forward Purchase Agreements" for additional information). As of the date of the Merger, the Company also entered into a financing arrangement Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 10 - Debt for additional information). Additionally, the Company received $5 million from the PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.
Upon the consummation of the Merger, the following transactions occurred (the “Conversion”):
i.all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described in part (vi) below), were converted into shares of the Company’s common stock, par value

Wag! Group Co.
Notes to Consolidated Financial Statements
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
iii.the conversion of 91,130 warrants issued and outstanding by Legacy Wag! in 2017 to two lenders (the “Legacy Wag! Common Warrants”) into warrants exercisable for shares of the Company’s common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants (further described in Note 11 - Stockholders’ Deficit and Mezzanine Equity);
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
Forward Share Purchase Agreements
Simultaneously with the closing of the Business Combination, the Company deposited $24.7 million into an escrow account pursuant to four Forward Share Purchase Agreements ("FPAs") entered into by CHW on August 5, 2022. In accordance with the FPAs, on the date of the purchase by the Company of the Investor Shares (the "Put Date"), the participating investors may elect to sell and transfer to the Company, and the Company will purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the Merger Date. In conjunction with the sale of the Investor Shares to the Company, each Investor shall notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor is exercising its right to sell the Investor Shares that such Investor holds to the Company pursuant to the FPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice is timely delivered by an Investor to the Company and the Escrow Agent, the Company will purchase from such Investor the Investor Shares held by such Investor on the Put Date. If the Investor sells any Investor Shares in the open market after the Merger Date and prior to Put

Wag! Group Co.
Notes to Consolidated Financial Statements
Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent shall release from the Escrow Account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.
The Company’s purchase of the Investor Shares were made with funds from the escrow account attributed to the Investor Shares. In the event that an Investor sells any Investor Shares in an Early Sale, it shall provide notice to the Company and the Escrow Agent within three business days of such sale, and the Escrow Agent shall release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Investor Shares which the Investor has sold. In the event that the Investor chooses not to sell to the Company any Investor Shares that the Investor owns as of the three-month anniversary of the Merger Date, the Escrow Agent shall release all remaining funds from the escrow account for the Company’s use without restriction. The Company accounts for the FPAs as a derivative liability, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. For more information, see Note 5 - Fair Value Measurements.
On November 1, 2022, the Company entered into an amendment to a Forward Purchase Agreement (the “Amended Agreement”) for 955 thousand shares. The Amended Agreement modified the date by which such holder could elect to have the Company repurchase its shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, the holders of three FPAs elected to have the Company repurchase the 1.4 million shares covered by their FPAs for an aggregate repurchase price of $14.8 million. The remaining investor and holder of 955 thousand shares, did not elect to sell its shares to the Company as of the extension date per the Amended Agreement and, as such, the Escrow Agent released the corresponding funds from the escrow account for the Company’s use without restriction in total of $9.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch Finance, LLC. See Note 10 - Debt for additional information.
Reverse Recapitalization
The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2022 (in thousands):

Reverse Recapitalization
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,488)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs as of the Merger Date	$11,726
Reversal of APIC impact recorded upon issuance of Forward Share Purchase Agreements ("FPAs") in August 2022	(23,203)
Cash received from FPA at Put Date	9,837
APIC impact of FPA at Put Date, net of cash received	4,229
Proceeds from merger with CHW, net of issuance costs as of December 31, 2022	$2,589

Wag! Group Co.
Notes to Consolidated Financial Statements

Number of Shares
CHW public shares, prior to redemptions¹	12,500,000
Less redemption of CHW shares	(9,593,970)
CHW public shares, net of redemptions	2,906,030
Sponsor Shares	3,117,500
PIPE and Backstop Shares	500,000
Business Combination and Financing Shares	6,523,530
Other share activity (Analyst Shares², Warrant Exercises)	122,434
Business Combination, Financing Shares and Other Related Shares	6,645,964
Legacy Wag! Shares³	31,100,000
Total shares of common stock immediately after Business Combination	37,745,964
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
The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout shares are not included in shares outstanding. As of the date of the Business Combination, the Earnout share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and

Wag! Group Co.
Notes to Consolidated Financial Statements
$18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the Business Combination Agreement. The following table provides the assumptions used to determine fair value:

	Stock Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Earnout Shares	$8.28	—%	44.00%	3.20%	3
As a result of the issuance of Community Shares, stock compensation expense incurred in connection with the Earnout Shares, and fair value measurement of the FPAs the Company incurred $39.5 million in transaction related charges in 2022 within General and administrative, Sales and marketing and Platform operations and support, and Change in fair value of derivative liability on the Consolidated Statements of Operations. As a result of the expiration of the FPAs, an additional $8.7 million gain comprised of a $0.9 million gain upon settlement on November 9, 2022, and a $7.8 million gain recognized upon the extended settlement date of November 23, 2022 were recognized.
Acquisition of Compare Pet Insurance, Inc.
On August 3, 2021, the Company acquired Compare Pet Insurance, Inc. ("CPI") for $3.5 million in cash consideration, and $0.17 million in common stock consideration, consisting of a total of 639,000 shares of common stock. Of the cash consideration purchase price, $1.5 million was paid on the acquisition date and the remaining $2.0 million to be paid pro-rata quarterly over the next three years starting in the fourth quarter of 2021. The deferred purchase consideration, which was recorded at its fair value on the acquisition date, is presented in accrued expenses and other current liabilities, as well as other non-current liabilities on the consolidated balance sheet. As of December 31, 2022 and December 31, 2021, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities on the consolidated balance sheet, were $1.4 million and $1.9 million, respectively. No working capital was acquired from CPI.
The purchase consideration allocation was as follows (in thousands):

As of August 3, 2021
Intangible assets	$3,045
Goodwill	1,427
Deferred tax liabilities	(792)
Total purchase consideration	$3,680
The table below summarizes the fair value and the estimated useful lives of the acquired intangible assets (in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$648	4
Customer relationships and licenses	2,121	5-10
Trademarks	276	7
Total intangible assets	$3,045
Goodwill recorded in connection with the acquisition is primarily attributed to the assembled workforce and anticipated operational synergies. The resulting goodwill is not deductible for tax purposes.

Wag! Group Co.
Notes to Consolidated Financial Statements
Acquisition of Furmacy, Inc.
On October 24, 2022, the Company closed on the acquisition of Furmacy, Inc. (“Furmacy”). The acquisition was an all stock transaction whereby consideration was satisfied through the issuance 90,000 shares of Wag! common stock which was valued at $283 thousand, based on the fair value of the securities on their date of issuance. The acquisition was not material. Furmacy empowers veterinary clinics with easy-to-use pharmacy software, giving them the ability to prescribe pet medication instantly and have it delivered to the Pet Parents’ door the same-day, and usually in less than a few hours, from a local warehouse. For detail regarding the goodwill and intangible assets recognized as a result of the acquisition, refer to Note 6 - Goodwill and Intangible Assets of Notes to the Consolidated Financial Statements.
4.    Revenue and Contract Liabilities
Revenue
The following table presents the Company’s revenues disaggregated by offering (in thousands):

	Years Ended December 31,
	2022	2021
Services revenue	$21,823	$14,951
Wellness revenue	33,042	5,131
Total revenues	$54,865	$20,082
Contract liabilities
The timing of services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in gift card and subscription liabilities on the balance sheets is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on our platform. The contract liabilities balance was $2.2 million and $1.9 million as of December 31, 2022 and December 31, 2021, respectively. Revenues recognized for the years ended December 31, 2022 and 2021 related to the Company’s contract liabilities as of the beginning of the year was $0.3 million and $0.1 million, respectively.
6.    Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy, are as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,690	$—	$—	$31,690
Total financial assets	$31,690	$—	$—	$31,690

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$837	$—	$—	$837
Short-term investments
Corporate bonds	—	2,554	—	2,554
Total financial assets	$837	$2,554	$—	$3,391

Wag! Group Co.
Notes to Consolidated Financial Statements
Unrealized gains and losses for the three and years ended December 31, 2022 and 2021 are immaterial.
Forward Share Purchase Agreements Liability

On November 9, 2022, the Company settled the derivative liability associated with the Forward Share Purchase Agreements ("FPAs") by repurchasing 1,438,378 shares of common stock at $10.30 on the settlement date. The fair value on the settlement date for the exercised FPAs was $10.9 million and was equal to the intrinsic value of the put option on the settlement date (November 9, 2022). The intrinsic value was calculated using an exercise price of $10.30 per share and stock price of $2.71 per share.

As described in Note 3 - Business Combinations, the Company entered into an Amended Agreement with one investor for 955,000 shares prior to the original settlement date. The investor did not elect to sell its shares to the Company as of the extension date and, the FPA expired unexercised, and the liability was effectively settled for no consideration. As such, the fair value of this FPA was $0 upon settlement, and the Company reversed the previously recorded liability balance as of the last measurement date and recognized a $7.8 million gain on fair value of derivative liability on the consolidated statement of operations in the fourth quarter.

As described above, the derivative liability was remeasured to its intrinsic value at the date the underlying shares were repurchased or settled unexercised. Based on the above, $5.0 million was recognized as a net loss within change in fair value of derivative liability on the consolidated statements of operations in 2022. The net loss is comprised of a $13.7 million loss recognized in the third quarter of 2022, a $0.9 million gain upon settlement on November 9, 2022, and a $7.8 million gain recognized upon the extended settlement date of November 23, 2022.

The liability for the FPAs was valued using a Black-Scholes Option Pricing formula, except upon settlement in which the fair value was used, which is considered to be a Level 3 fair value measurement. The fair value of the FPAs are based on the current stock price and a weighted average of historical volatilities from select benchmark companies. The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements as of the following dates:

	September 30, 2022	August 9, 2022
Exercise price	$10.30	$10.30
Stock price	$2.05	$8.28
Volatility	42.0%	70.0%
Term (in years)	0.25	0.25
Risk-free rate	2.9%	2.7%
Dividend Yield	—%	—%
6.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 31, 2021, respectively (in thousands):

Balance December 31, 2020	$—
CPI Acquisition	1,427
Balance December 31, 2021	$1,427
Furmacy Acquisition [1]	24
Balance December 31, 2022	$1,451
[1] On October 24, 2022, the Company acquired Furmacy Inc. (“Furmacy”) for strategic opportunities related to expansion opportunities into the overall Pet Industry via the vet care and product sales channel. At December 31, 2022, goodwill related to the acquisition of Furmacy was $24 thousand. See Note 3 - Business Combinations for additional detail.

Wag! Group Co.
Notes to Consolidated Financial Statements
Intangible Assets
The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	783	(226)	557	608	(65)	543
Customer relationships and licenses	2,166	(422)	1,744	2,170	(125)	2,045
Trademarks	291	(56)	235	276	(16)	260
Pharmacy board licenses	5	—	5	—	—	—
Total Finite Life Intangibles	3,245	(704)	2,541	3,054	(206)	2,848
Total Indefinite Life Intangible Assets	$49		$49	$40		$40
Included in intangible assets is $49 thousand of indefinite-lived intangible assets, which are not subject to amortization. The weighted average amortization period remaining as of December 31, 2022 for each class of intangible assets were as follows (in years):

Developed technology	3 - 4 years
Strategic customer relationships and licenses	5 - 9 years
Trademarks	2 - 6 years
Pharmacy board licenses	1 year
Amortization expense related to acquired intangible assets for the year ended December 31, 2022 was $0.5 million. The Company did not recognize any intangible asset impairment losses during the year ended December 31, 2022.
Based on the amounts recorded at December 31, 2022 the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2023	$553
2024	548
2025	474
2026	376
2027	249
Thereafter	341
Total	$2,541

Wag! Group Co.
Notes to Consolidated Financial Statements
7.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2022	2021
Equipment	$200	$136
Capitalized software	460	460
Total property and equipment	660	596
Less: accumulated depreciation and amortization	572	506
Property and equipment, net	$88	$90
Depreciation and amortization expenses were $571 thousand and $388 thousand in 2022 and 2021, respectively.
8.    Leases
Operating Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2022 and 2026. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the noncancellable lease term.
In April 2019, the Company entered into a non-cancellable agreement to lease office space in Mountain View, California. The lease is a two-year operating lease, which includes scheduled rent escalations during the lease term. The Company had an option to extend the lease through 2025, although the Company did not exercise the option and the lease expired in the third quarter of 2022.
In February 2020, the Company entered into a non-cancellable sublease agreement for its Mountain View office space. The sublease agreement commenced on April 1, 2020. Under the term of the sublease agreement, the Company received $2.0 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ended in July 2022. During the years ended December 31, 2022 and 2021, the Company recognized $0.5 million and $0.9 million, respectively, of sublease income under this agreement.
In February 2020, the Company entered into a non-cancellable agreement to lease additional office space in Mountain View, California for a one-year period. There was no option to extend the lease.
In November 2021, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona for a 21-month period. The lease contains an escalation clause and free rent. The monthly base rent will be $10.4 thousand for months two through thirteen and will increase by approximately 1.9% over the initial term. There is no option to extend the lease.
The Company's corporate headquarters are located in San Francisco, California, pursuant to an operating lease that was to expire in August 2023. On October 28, 2022, the lease agreement was amended to extend for a period of 30 months through February 28, 2026. The monthly base rent will be $20.4 thousand for the first year and will increase by 3.0% per year over the initial term.
As a result of the Furmacy acquisition on October 24, 2022, the Company assumed two real-estate operating leases for their headquarter location in El Dorado Hills, California. The leases are separate and distinct for office space and warehouse use. The remaining lease term as of the acquisition date was 13 months for each lease. The Company measured the lease liabilities at the present value of the remaining lease payments, as if each acquired lease was a new lease of the Company at the acquisition date. There is no option to extend the leases further.

Wag! Group Co.
Notes to Consolidated Financial Statements
Non-cash activities involving Right of Use ("ROU") assets, including the impact of adopting the new lease standard on January 1, 2022, were $0.5 million in assets and $0.5 million in liabilities. Operating lease expense under ASC 842 for leased facilities was $0.4 million, net of sublease income of $0.5 million, and variable lease costs were $0.1 million for the year ended December 31, 2022. Rent expense for operating leases, as previously reported under former lease accounting standards, net of sublease income, was $2.6 million for the year ended December 31, 2021.
As of December 31, 2022, the future minimum lease payments required under operating leases were as follows (in thousands):

2023	288
2024	248
2025	255
2026	43
Total minimum lease payments	$834
The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases is 2.3 years and 8.6% at December 31, 2022. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
9.    Commitments and Contingencies
Legal and other contingencies
From time to time, the Company is party to litigation and subject to claims, including non- income tax audits, in the ordinary course of business. The Company follows a thorough process to estimate the reasonably possible loss or range of loss, and only if the Company is unable to make such an estimate does the Company conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below, a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated. The Company accrues an estimate for the probable loss or a range of loss when management believes information available to it indicates that the amount of loss can be reasonably estimated. The Company adjusts its estimated accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims cannot be predicted with certainty, management concluded that there was not a reasonable probability that it would incur a reasonably estimable material loss related to such loss contingencies.
Given the inherent uncertainties of litigation, the ultimate outcome of ongoing matters cannot be predicted with certainty. Litigation is inherently unpredictable, but the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense, and settlement costs, diversion of management resources, and other factors. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances changes, or contingencies are resolved; such changes are recorded in the accompanying statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying consolidated balance sheets.
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
In August 2018, the New York State Department of Labor (“DOL”) issued an Investigation Report assessing the Company with approximately $250,000 in unemployment insurance contributions for our independent contractors. In May 2021, the Unemployment Insurance Appeal Board affirmed its decision sustaining the

Wag! Group Co.
Notes to Consolidated Financial Statements
Department’s assessment. Interest continues to accrue on this assessment. As of December 31, 2022, the Company’s liability related to this matter is $248 thousand.
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment, of $1.7 million in unemployment insurance contributions for our independent contractors. In April 2022, the California Employment Development Department ("CA EED") initiated a routine employment tax audit of the Company. We are engaged in ongoing discussions with the CA EDD, including providing additional data that has been requested, in order to determine what, if any, additional assessments are warranted. CA EDD alleges the Company owes approximately $1.3 million in unemployment insurance contributions for our independent contractors. In response we submitted a Petition for Reassessment and intend to defend ourselves vigorously in this pending matter. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.
The Company is subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. Due to the inherent uncertainties in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters, which could have an adverse effect on the Company’s business. In addition, the Company may be subject to greater risk of legal claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws and regulations governing online marketplaces or the employment classification of service providers who use online marketplaces are uncertain or unfavorable. As of December 31, 2022 and 2021, management did not believe that the outcome of pending matters would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
10.    Debt
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
In August 2021, the Company applied for forgiveness of $3.5 million of the PPP Loan, and in September 2021, the SBA approved the Company’s loan forgiveness application in the amount of $3.5 million. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00% Principal and interest payments began in November 2021. As of December 31, 2022, the outstanding principal balance was $1.2 million.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
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
The Credit Facility matures in three years after the Closing Date, and will be subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the principal amount of the Credit Facility in the first year after closing, 3.00% of the principal amount of the Credit Facility in the second year after closing and 5.00% of the principal amount of the Credit Facility in the third year after closing. The remaining outstanding principal balance of the Credit Facility will be due and payable in full on the maturity date. In addition to scheduled amortization payments, the Credit Facility contains customary mandatory prepayment provisions that require principal prepayments of the Credit Facility upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds and receipt of proceeds of non-permitted debt. The Credit Facility may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing, 2.00% of the principal amount of such prepayment in the second year after closing, and 0% thereafter. No interest make-whole payment is due after the first year.
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

Legacy Wag’s obligations under the Blue Torch Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement (the "Financing Agreement"). Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement entered into on August 9, 2022. The Blue Torch Financing Agreement establishes the following financial covenants: (i) Legacy Wag's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) Liquidity shall not be less than $5 million at any time. Legacy Wag! was in compliance with all covenants as of December 31, 2022. The facility was fully drawn upon as of December 31, 2022. The Company has incurred $0.6 million in interest expense as of December 31, 2022 at an annual interest rate of 12.95%. As of December 31, 2022, the outstanding principal balance was $26.2 million, net of discount of $7.0 million.

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

Wag! Group Co.
Notes to Consolidated Financial Statements
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

We classify the Lender Warrants as equity on our consolidated balance sheet as of December 31, 2022. As the Warrants are classified as equity instruments, the Company will not remeasure the Warrants each accounting period. The Company estimated the fair value of warrants exercisable for common stock using the Black-Scholes option valuation model. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

	Carry Value as of December 31, 2022 (in thousands)	Exercise Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Lender Warrants	$6,104	$11.50	—%	33.00%	2.97%	10
As the Lender Warrants are not liability classified instruments, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
Future minimum payments of the principal on the Company’s outstanding obligations as of December 31, 2022 were as follows (in thousands):

Amounts
2023	$1,264
2024	1,751
2025	30,227
Total principal amount	$33,242
Letters of Credit
As of December 31, 2022 and 2021, the Company had letters of credit outstanding of $0 and $0.8 million included in other assets on the Company’s consolidated balance sheet, respectively. The Company no longer has letters of credit in place as of December 31, 2022.
11.    Stockholders’ Equity (Deficit) and Mezzanine Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) for the year ended December 31, 2022 and 2021 were immaterial.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
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

The Company had outstanding redeemable preferred stock as follows. The amounts in the table below have been adjusted to reflect the exchange ratio (approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock) established in the Merger:

	December 31, 2021
Series	Shares Designated	Shares Issued and Outstanding	Carrying Amount	Liquidation Preference
Seed	4,502,881	4,376,930	$19,382	$3,117
A	6,072,815	5,902,952	25,969	9,500
B	6,694,033	6,506,793	32,057	15,000
C	7,275,657	7,072,149	32,857	39,800
Total	24,545,386	23,858,824	$110,265	$67,417
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2022, no shares of preferred stock were issued and outstanding.

Common Stock
As December 31, 2022 and December 31, 2021, the Company had authorized 110,000,000 and 43,763,126 shares of common stock (“common stock”) at a par value of $0.0001 per share, respectively. As of December 31, 2022 and December 31, 2021, 36,849,076 and 6,121,253 shares of the Company’s common stock were issued and outstanding, respectively. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio of approximately 0.97 with the exception of the authorized shares and shares reserved for issuance.
Stock Compensation Plans
2014 Stock Option Plan
Under the Company’s 2014 Stock Option Plan (the “2014 Plan”), options were granted at fair value, and generally vest over four years and expire in ten years. The 2014 Plan provided for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and other stock awards, or collectively, “stock awards”. The 2014 Plan allowed ISOs to be granted only to Legacy Wag!’s employees and the employees of Legacy Wag!’s parents or affiliates. The 2014 Plan allowed all other awards to be granted to Legacy Wag!’s employees, non-employee directors and consultants and the employees and consultants of Legacy Wag!’s parent or affiliates. The Company has granted stock options and restricted stock units (“RSUs”) under the 2014 Plan. In connection with the consummation of the Merger and following the Acquisition Closing, each option converted into an option to purchase shares of Wag! common stock. As of the Acquisition Closing, the Company no longer grants options under the 2014 Plan.

Wag! Group Co.
Notes to Consolidated Financial Statements
Omnibus Incentive Plan
The Wag! Group Co. 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) was adopted by the stockholders in connection with the Merger and became effective upon the Acquisition Closing. The Omnibus Incentive Plan replaced the 2014 Plan which expired as to future grants as of the effective date of the Merger. The maximum aggregate number of shares (subject to adjustment) of our common stock reserved for issuance under the Omnibus Incentive Plan is 6,378,729. Additionally, the number of shares of Wag! common stock reserved for issuance under the Omnibus Incentive Plan will automatically increase on January 1st of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, in an amount equal to (i) a maximum of 10% of Wag! common stock outstanding as of each December 31st of the preceding calendar year or (ii) a lesser amount as determined by the Board. The 2022 Plan allows for the issuance of ISOs, NSOs, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), and performance awards. The Board of Directors determines the period over which options become exercisable and options generally vest over a three or four-year period. The Company has not granted any stock options under this plan as of December 31, 2022. The Company granted 4.1 million RSUs under this plan as of December 31, 2022.
Employee Stock Purchase Plan

The Company sponsors the Wag! Group Co. Employee Stock Purchase Plan (the “ESPP”) which was adopted by the stockholders in connection with the Merger and became effective upon the Acquisition Closing. Under this plan, eligible employees have the opportunity to purchase shares of common stock at a discount through accumulated contributions of their earned compensation. The ESPP’s initial share reserve is 6,378,729 shares of common stock. Although effective, offering periods will not commence under the ESPP until determined by the Board or the compensation committee.

The ESPP provides a significant incentive by allowing employees to purchase shares of common stock at a discount. Accordingly, the plan is a non-compensatory plan. As of December 31, 2021, there were 6,378,729 shares available for future issuance as the plan has yet to commence.
A summary of the Company’s option activity under the 2014 Plan is as follows:

	Number of Options	Weighted-average exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	7,368,461	$0.39
Granted	—	—
Exercised	(118,514)	0.11
Cancelled/forfeited	(55,880)	0.91
Outstanding, December 31, 2022	7,194,067	$0.40	7.2	$19.3
The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $0.03 per option. The estimated grant date fair values of employee stock-based options were calculated using the Black-Scholes valuation model, based on the following assumptions. Since the Company does not a history of paying dividends, the expected dividend yield is 0%.The Company did not grant any options in 2022.

	2022	2021
Expected term	N/A	5.20 – 9.97 years
Volatility (%)	N/A	57.9% – 59.5%
Risk-free interest rate (%)	N/A	0.7% – 1.6%
As of December 31, 2022, the aggregate stock compensation expense remaining to be amortized was $59.4 thousand related to stock options. The Company expects this compensation balance to be recognized

Wag! Group Co.
Notes to Consolidated Financial Statements
over a weighted average of 1.44 years. The Company does not currently expect to continue to issue stock option awards to its employees in future periods.
Includes the impact of $23.9 million of stock-based compensation charges recorded to additional-paid in capital related to Earnout Shares of New Wag! Common Stock in the third quarter of 2022. Since the Earnout awards are issued to the Eligible Company Equityholders and management as of the date of the merger without any requirement of future service obligations, the Company recorded a stock-based compensation entry reflected in the consolidated balance sheets as well as the income statement of the entire Earnout award fair value.
Restricted Stock
The Company accounts for restricted stock issued to employees at fair value, based on the market price of stock on the date of grant. The Company recognizes the expense on straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of restricted stock units awarded are measured at the grant date. Almost all restricted stock was issued to founders or employees of the Company.
A summary of restricted stock activity for the years ended December 31, 2022 is as follows:

	Restricted Stock (Unvested)
	Number of Shares	Weighted Average Grant Date Fair Value ($ per share)
Unvested at December 31, 2021	169,283	$0.22
Grants	4,091,394	2.50
Vested	(52,902)	0.22
Forfeited	(13,000)	2.50
Unvested at December 31, 2022	4,194,775	$2.44
As of the years ended December 31, 2022 and 2021 there was $9.8 million and $14.0 thousand of unrecognized expense related to unvested restricted stock. The Company expects this compensation balance to be recognized over a weighted average of 2.69 years.
The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2022 and 2021 (in thousands).

	2022	2021
Operations and support	$2,991	$36
Sales and marketing	2,138	11
General and administrative	19,363	175
Total	$24,492	$222
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

Wag! Group Co.
Notes to Consolidated Financial Statements
exchange ratio of 0.97 for Legacy Wag! Common Warrants. Subsequent to the Business Combination, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares.
A summary of Legacy Wag! common stock warrants outstanding as of December 31, 2022 and December 31, 2021 is as follows:

	Number of Shares*	Weighted Average Exercise Price ($ per share)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	—	$—	—
Outstanding at December 31, 2021	88,756	$1.59	—
*The shares of the Company's warrants have been retroactively adjusted as shares reflecting the exchange ratio.
CHW Public and Private Placement Warrants
Prior to the Merger, CHW issued 12,500,000 of Public Warrants and 4,238,636 of Private Warrants together the Warrants, (the “Warrants”), respectively, in connection with its initial public offering to CHW Acquisition Sponsor, LLC, the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Placement Warrants. Additionally, 12,500,000 shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
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
The fair value as of September 1, 2021 was $1.32 per share. As of December 31, 2022, the Company has 12,500,000 of Public Warrants and 3,895,564 of Private Warrants outstanding respectively.
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

Wag! Group Co.
Notes to Consolidated Financial Statements
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
12.    Income Taxes
The Company’s provision for income taxes for the years ended December 31, 2022 and 2021 was an expense of $13 thousand and benefit of $793 thousand, respectively. The provision for income taxes consisted of $19.8 thousand in deferred U.S. federal income tax and $1.5 thousand in deferred state income tax for the year ended December 31, 2022. The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2015 to 2022 remain open to examination. As of December 31, 2022, no examination is in progress in federal or state jurisdictions.
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State tax	1.4%	2.2%
Valuation allowance	(9.1)%	(21.9)%
Other	(0.1)%	—%
Stock based compensation	(12.3)%	(0.6)%
Change in fair value of derivative liability	(2.7)%	—%
Transaction costs - Success based	1.8%	—%
PPP Loan Forgiveness	—%	10.0%
Total	—%	10.6%

Wag! Group Co.
Notes to Consolidated Financial Statements
The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$54,628	$52,373
Stock-based compensation	205	25
Charitable contributions	416	214
Accrued expenses	591	453
Capitalized research and development	1,249	—
Lease liability	218	—
Other	868	489
Total deferred tax assets	$58,175	$53,554
Deferred tax liabilities:
Fixed assets	$—	$(20)
Right-of-use asset	(191)
Intangibles assets	(713)	(731)
Total deferred tax liabilities	$(904)	$(751)
Valuation allowance	57,271	52,803
Net deferred tax taxes	$—	$—
The valuation allowance increased by $4.5 million for the year ended December 31, 2022, compared to the increase of  $1.6 million for the year ended December 31, 2021. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception. No uncertain tax positions have been identified.
As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of approximately $209 million and $178 million, respectively. The federal net operating loss carryforwards generated as of December 31, 2017 of $24.4 million will expire in 2037, while $184.6 million federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jobs Act, but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042.
The Company has experienced ownership changes within the meaning of Sec. 382 of the Internal Revenue Code (“IRC”) at various dates from 2015 through 2019. Based on the Sec. 382 study, the Company has determined that $35.3 million federal and $37.6 million California net operating losses are subject to Sec. 382 limitations, respectively.
The Company files returns with the U.S. federal government, and various state jurisdictions. The Company’s returns have been, and could in the future, subject to examination which may, or may not, have an impact to the consolidated financial statements.

Wag! Group Co.
Notes to Consolidated Financial Statements
13.    Loss per share
The following table shows the computation of basic and diluted earnings per share for December 31, 2022 and December 31, 2021 (in thousands, except share data):

	Year ended December 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(38,567)	$(6,311)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders	18,641,076	5,742,807
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(1.10)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Years ended December 31,
	2022	2021
Series Seed convertible preferred shares	—	4,376,930
Series A convertible preferred shares	—	5,902,952
Series B convertible preferred shares	—	6,506,794
Series C convertible preferred shares	—	7,072,149
Series P convertible preferred shares	—	—
Earnout Shares	15,000,000	—
Options and RSUs issued and outstanding	11,388,842	7,537,744
Warrants issued and outstanding	18,291,741	88,756
Total	44,680,583	31,485,325
Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of December 31, 2022. For further information on Earnout Shares, see Note 3 - Business Combinations.
14.    401(k) Plan
In 2019, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company incurred expenses related to the 401(k) match of $60 thousand during the year ended December 31, 2022, no amounts were contributed to the plan in 2022 but are expected to be contributed in the first quarter of 2023. The Company did not make any contributions to the plan during the year ended December 31, 2021.
15.    Subsequent Events
Acquisition of Dog Food Advisor
On January 5, 2023, the Company announced the successful completion of its acquisition of Dog Food Advisor assets from Clicks and Traffic LLC (“Dog Food Advisor”) for cash consideration of $9.0 million. The acquisition was previously announced on January 3, 2023 and will expand Wag!’s reach into the Pet Food and Treats market of the pet industry. As the transaction recently closed, the Company is in the process of

Wag! Group Co.
Notes to Consolidated Financial Statements
completing the purchase price accounting related to the business combination. We anticipate that a significant portion of the purchase consideration will be allocated to acquired intangible assets, specifically technology, and goodwill. We expect the preliminary purchase price accounting to be completed when all information on facts and circumstances that existed as of the acquisition date become available, but not to exceed 12 months following the acquisition date.
Expiration of Lock-Up Agreement

In connection with the Business Combination Agreement, on the Merger Date, CHW and certain Legacy Wag! stockholders entered into a lock-up agreement (the “Lock-Up Agreement”). Additionally, the Company's Bylaws provides for similar restrictions on other Legacy Wag! stockholders (collectively with the Lock-Up Agreement, the "Lock-Up Restrictions"). Pursuant to the Lock-Up Restrictions, such stockholders were subject to transfer restrictions during the period beginning on the Merger Date and ending on the date that is the earlier of (i) 180 days after the Merger Date and (ii) the date on which Wag! completes a liquidation, merger, capital stock exchange, reorganization or other similar transactions that result in all of Wag!’s stockholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up Period”).

On February 5, 2023, the Lock-Up Period expired and the Lock-Up Restrictions were removed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
There is no information to report pursuant to Item 304(b) of Regulation S-K. The information required by Item 304(a) of Regulation S-K was previously reported under Item 4.01 of our Current Report on Form 8-K filed on August 9, 2022.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (who serve as our Principal Executive Officer and Principal Financial Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, were not effective in design and operation, as a result of the material weaknesses in our internal control over financial reporting described below.

Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.

We have begun implementing remedial measures, and while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses. These plans include implementing technology, hiring personnel, and other activities, including engaging external resources.

As discussed elsewhere in this Annual Report, we completed the Business Combination (“Merger”) on August 9, 2022. Prior to the Merger, our predecessor, CHW Acquisition Corp. (“CHW”), was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more operating businesses. As a result, CHW’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as CHW’s liabilities and operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of our internal controls over financial reporting post-Merger has required and will continue to require significant time and resources from management and other personnel.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2023 annual meeting of stockholders (the “Proxy Statement”) to be filed by Wag! Group Co. with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
The Company has adopted a Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Code of Business Conduct, which are applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Corporate Governance documents are available on the investor relations section of the Company’s website at: https://investors.wag.co/corporate-governance/documents-charters.
Any waiver of, or material amendment to, the Code of Ethics and Business Conduct will be posted promptly to our web site in accordance with applicable Nasdaq and SEC rules.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

Part IV
Item 15.Exhibits and Financial Statement Schedules.
(a)Exhibits.
The exhibits listed below are filed as part of this registration statement.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of February 2, 2022, by and among CHW Acquisition Corporation, Wag Labs, Inc. and the other parties hereto.	8-K	001-40764	2.1	February 3, 2022
3.1	Certificate of Incorporation of Wag! Group Co.	8-K	001-40764	3.2	August 15, 2022
3.2	Bylaws of Wag! Group Co.	8-K	001-40764	3.3	August 15, 2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent.	S-4	333-263418	4.4	July 1, 2022
4.2*	Specimen Common Stock Certificate.
4.3*	Specimen Warrant Certificate.
4.4	Description of Securities.
10.1	Lock-Up Agreement, dated as of February 2, 2022, by and among CHW Acquisition Corporation and each of the other parties signatories thereto.	8-K	001-40764	10.1	February 3, 2022
10.2	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other parties signatories thereto.	8-K	001-40764	10.2	August 15, 2022
10.3	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW.	8-K	001-40764	10.6	February 3, 2022
10.4	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other parties signatories thereto.	8-K	001-40764	10.3, 10.4, 10.5	February 3, 2022
10.5	Stockholder Support Agreement, dated as of February 2, 2022, by and among CHW Acquisition Corporation, Wag Labs, Inc. and the other parties signatories thereto.	8-K	001-40764	10.7	February 3, 2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan.	S-4/A	333-263418	10.6	May 10, 2022
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan.	S-4/A	333-263418	10.7	May 10, 2022
+10.80	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto.	8-K	001-40764	10.6	August 15, 2022

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
+10.90	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto.	8-K	001-40764	10.8	August 15, 2022
+10.100	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	001-40764	10.7	August 15, 2022
10.11	Form of Forward Share Purchase Agreement, dated August 5, 2022, by and between CHW and each of Milton Arbitrage Partners, LLC, MMCAP International Inc. SPC, Nautilus Master Fun, L.P., Polar Multi-Strategy master Fund and the other parties signatories thereto.	8-K	001-40764	10.1	August 8, 2022
10.12#	Form of Wag! Group Co. Director Offer Letter.
10.13#	Form of Wag Labs, Inc. Earnout Letter.
10.14*#	Form of Wag Labs, Inc. Executive Offer Letter.
10.15*#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.
10.16*#	2014 Equity Plan of Wag Labs, Inc.
10.17*#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.
10.18*#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.
10.19*#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.
16.2	Letter from Marcum LLP as to the change in certifying accountant, dated as of August 15, 2022.	8-K	001-40764	16.1	August 15, 2022
21.1	Subsidiaries of Wag! Group Co.	8-K	001-40764	21.1	August 15, 2022
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm of Wag! Group Co.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________

*	Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. Wag! Group Co. agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that Wag! Group Co. treats as private or confidential.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, State of California, on this 30th day of March 2023.

WAG! GROUP CO.

By:	/s/ Garrett Smallwood
Garrett Smallwood
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garrett Smallwood, Alec Davidian and Nicholas Yu, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garrett Smallwood	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Garrett Smallwood

/s/ Alec Davidian	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Alec Davidian

/s/ Nicholas Yu	General Counsel	March 30, 2023
Nicholas Yu

/s/ Roger Lee	Director	March 30, 2023
Roger Lee

/s/ Melinda Chelliah	Director	March 30, 2023
Melinda Chelliah

/s/ Jocelyn Mangan	Director	March 30, 2023
Jocelyn Mangan

/s/ Brian Yee	Director	March 30, 2023
Brian Yee

/s/ Kimberly A. Blackwell	Director	March 30, 2023
Kimberly A. Blackwell

/s/ Sheila Lirio Marcelo	Director	March 30, 2023
Sheila Lirio Marcelo