Form 10-Q
period 2023-03-31
Wag! Group Co.
filed 2023-05-12
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 10, 2023, there were approximately 37,488,892 shares of the registrant’s common stock outstanding.

		Page
Part I - Financial Information		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
Part II - Other Information		41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward-looking words. Statements that are not historical in nature, including the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions are intended to identify forward-looking statements. These statements include those related to the Company’s ability to further develop and advance its pet service offerings and achieve scale; ability to attract personnel; market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this quarterly report on Form 10-Q, including but not limited to: management’s financial outlook for 2023; market adoption of the Company’s pet service offerings and solutions; the ability of the Company to protect its intellectual property; changes in the competitive industries in which the Company operates; changes in laws and regulations affecting the Company’s business; the Company’s ability to implement its business plans, forecasts and other expectations, and identify and realize additional partnerships and opportunities; and the risk of downturns in the market and the technology industry. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties, including information described under Part II, Item 1A: “Risk Factors" of this Quarterly Report on Form 10-Q and other documents filed by the Company from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

Part I. Financial Information
Item 1. Financial Statements
Wag! Group Co.
Condensed Consolidated Balance Sheets
(in thousands, except for share amounts and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,502	$38,966
Accounts receivable, net	8,223	5,872
Prepaid expenses and other current assets	2,021	2,585
Total current assets	34,746	47,423
Property and equipment, net	89	88
Operating lease, right of use assets, net	612	695
Intangible assets, net	8,173	2,590
Goodwill	4,501	1,451
Other assets	1,529	64
Total assets	$49,650	$52,311
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$6,715	$7,174
Accrued expenses and other current liabilities	4,515	4,765
Deferred revenue	2,554	2,232
Deferred purchase consideration – current portion	750	750
Operating lease liabilities	268	306
Notes payable – current portion	1,344	1,264
Total current liabilities	16,146	16,491
Operating lease liabilities – non-current portion	385	435
Notes payable – non-current portion, net of debt discount and warrant allocation of $6.4 million and $7.0 million as of March 31,2023 and December 31,2022, respectively	25,270	24,970
Deferred purchase consideration – non-current portion	318	493
Total liabilities	42,119	42,389
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value, 110,000,000 and 110,000,000 shares authorized, 37,429,251 and 36,849,076 outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	159,731	158,335
Accumulated deficit	(152,204)	(148,417)
Total stockholders’ equity	7,531	9,922
Total liabilities and stockholders’ equity	$49,650	$52,311
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except for share amounts and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$20,623	$9,666
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,026	806
Platform operations and support	3,170	2,577
Sales and marketing	13,275	6,082
General and administrative	4,984	2,367
Depreciation and amortization	381	152
Total costs and expenses	22,836	11,984
Other income	56	—
Interest expense, net	(1,630)	(32)
Loss before income taxes	(3,787)	(2,350)
Income taxes	—	—
Net loss	$(3,787)	$(2,350)
Net loss per share
Basic and diluted	$(0.10)	$(0.38)
Weighted average common shares outstanding (basic and diluted)	37,065,450	6,121,253
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	36,849,076	$4	$158,335	$(148,417)	$9,922
Shares issued upon exercise of stock options and RSU vesting	—	—	580,175	—	54	—	54
Stock-based compensation	—	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	—	(3,787)	(3,787)
Balance at March 31, 2023	—	$—	37,429,251	$4	$159,731	$(152,204)	$7,531

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	24,545,386	$110,265	6,297,398	$1	$3,736	$(109,850)	$(106,113)
Reverse recapitalization	(686,562)	—	(176,145)	—	—	—	—
As adjusted, beginning of period	23,858,824	$110,265	6,121,253	$1	$3,736	$(109,850)	$(106,113)
Preferred Series P Issuance, net of issuance costs	1,100,000	10,925	—	—	—	—	—
Stock-based compensation	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(2,350)	(2,350)
Balance at March 31, 2022	24,958,824	$121,190	6,121,253	$1	$3,790	$(112,200)	$(108,409)
See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,787)	$(2,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,342	54
Amortization of debt discount on debt financing	657	—
Depreciation and amortization	381	152
Noncash interest – deferred purchase consideration	28	30
Changes in operating assets and liabilities:
Accounts receivable	(2,351)	(861)
Prepaid expenses and other current assets	537	117
Accounts payable	(459)	1,719
Operating lease liabilities	—	47
Accrued expenses and other current liabilities	(250)	(1,288)
Deferred revenue	322	135
Net cash used in operating activities	(3,580)	(2,245)
Cash flows from investing activities
Purchases of short-term investments	—	(10,079)
Proceeds from sale and maturity of short-term investments	—	3,551
Payment of deferred purchase consideration	(175)	(187)
Cash paid for acquisition	(9,000)	—
Cash paid for equity method investment	(1,470)	—
Purchase of property and equipment	(16)	(5)
Net cash used in investing activities	(10,661)	(6,720)
Cash flows from financing activities
Proceeds from exercises of stock options	54	—
Payments on PPP loan and Blue Torch Financing Agreement	(277)	(110)
Proceeds from the issuance of Series P preferred stock, net of issuance costs	—	10,925
Payment of offering costs	—	(1,151)
Net cash (used in) provided by financing activities	(223)	9,664
Net change in cash and cash equivalents	(14,464)	699
Cash and cash equivalents at beginning of period	38,966	2,628
Cash and cash equivalents at end of period	$24,502	$3,327
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,203	$4
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Wag! Group Co.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of the Business
Wag! Group Co. (“Wag!,” "Wag," the “Company,” “we” or “our”) formerly known as CHW Acquisition Corporation is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enables independent pet caregivers (“PCG”) to connect with Pet Parents (“Services”) and third party service partners to provide a suite of pet wellness services and products (“Wag! Wellness” or "Wellness"), including pet expert advice, pet wellness plans, and a pet insurance comparison tool. The platform allows Pet Parents (also referred to as “end-user(s)”), who require specific pet care services, to make service requests in the platform, which are then fulfilled by PCGs. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or "Merger Date"), Wag! Labs, Inc. ("Legacy Wag!"), CHW Acquisition Corporation (“CHW”), and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, the Company changed its name to Wag! Group Co. and effectively assumed all of CHW’s material operations. Refer to Note 3 - Business Combinations for more information regarding the Merger.

On December 27, 2022 Wag! entered into an Asset Purchase Agreement with Clicks and Traffic LLC (“Dog Food Advisor”) to purchase its Dog Food Advisor ("DFA") assets for cash consideration of $9.0 million (the"DFA Business Combination"). The transaction closed on January 5, 2023, upon satisfaction of the closing conditions. Dog Food Advisor provides access to dog and cat food advice and resources to Pet Parents and others, helping them make informed decisions about their pets. For additional information, refer to Note 3 - Business Combinations.
2.    Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited financial statements.
These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2023 and its results of operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The shares and per share amounts, prior to the Merger, have been retroactively restated as shares reflecting conversion at the exchange ratio of 0.97 established in the CHW Business Combination Agreement. See Note 3 - Business Combinations.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, assumptions used in the valuation of common and preferred stock, valuation of stock-based compensation and warrants, and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.
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
Certain Significant Risks and Uncertainties

The Company has experienced negative cash flows since inception and had an accumulated deficit of $152.2 million and $148.4 million as of March 31, 2023 and December 31, 2022, respectively. Historically, the Company has primarily financed its operations through equity financings. The Company believes that its existing cash and investments, together with cash generated from operations, will be sufficient to meet its operating needs for at least the next 12 months. However, these forecasts involve risks and uncertainties, and actual results could vary materially. The Company based this estimate on assumptions that may prove to be wrong, and could deplete its capital resources earlier than expected.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit as well as investments in money market funds that are readily convertible into cash and purchased with original maturities of three months or less.
Equity Level Investment
In November 2022, the Company via its wholly owned subsidiary, Compare Pet Insurance Services, Inc. ("CPI"), entered into an agreement to invest in a new limited liability company for an investment of $1.5 million.

The Company funded this investment in the first quarter of 2023 and the investment is reflected in other long-term assets in the accompanying consolidated balance sheets. There was no material activity in the three months ended March 31, 2023. We do not control the entity.
The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which will be reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2023, Management believes the carrying value of its equity method investments were recoverable in all material respects.
Accounts Receivable

Accounts receivable primarily represent amounts charged by payment processors on behalf of the Company that are in the process of clearing. These amounts are generally cleared in one to three business days. Additionally, the Company records accounts receivable for commission fees earned but not yet received from third parties in connection with Wag! Wellness and Pet Food & Treats services. Substantially all accounts receivable are collected and bad debt expense or the allowance for doubtful accounts were not material as of the three months ended March 31, 2023 and 2022.
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
Intangible Assets, Net
Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight-line basis over their estimated useful lives.
Impairment of Intangible Assets
The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three months ended March 31, 2023 and 2022.

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
Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options and restricted stock units ("RSUs"). The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
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
The Company generally recognizes compensation expense using a straight-line amortization method over the respective service period for awards that are ultimately expected to vest. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 has been reduced for actual forfeitures.
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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the three months ended March 31, 2023 and 2022.
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
Level 2 — Observable inputs other than Level 1, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. Through its Services offerings, the Company principally generates Service revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a Pet Parent. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of the Company’s arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
The Company enters into terms of service with PCGs and Pet Parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with PCGs (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the PCGs for each transaction. Upon acceptance of a transaction, PCGs agree to perform the services that are requested by a Pet Parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the PCGs after both the PCGs and Pet Parent accept a transaction request and the PCGs ability to cancel the transaction lapses. For Wag! Wellness and Pet Food & Treat revenues, the Company enters into agreements with third party service partners which define the action by a Pet Parent that results in the Company earning and receiving a commission fee from the third-party service partner.

Wag!’s service obligations are performed, and revenue is recognized for fees earned from PCGs related to the facilitation and completion of a pet service transaction between the Pet Parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the Pet Parent. Unused subscription amounts are recorded as gift card and subscription liabilities on the condensed consolidated balance sheet. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness and Pet Food & Treat revenue performance obligation is completed, and revenue is recognized when an end-user completes an action or conversion activity.
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
Gift Cards
The Company sells gift cards that can be redeemed by Pet Parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in gift card and subscription liabilities on the balance sheet until Pet Parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to PCGs. Unused gift cards are recorded as gift card and subscription liabilities on the consolidated balance sheet.
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
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues consists of costs directly related to revenue generating transactions, which primarily includes fees paid to payment processors for payment processing fees, hosting and platform-related infrastructure costs, third-party costs for background checks for PCGs, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.

Platform Operations and Support
Platform operations and support expenses include personnel-related compensation costs of technology and operations teams, and third-party operations support costs.
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team, advertising expenses, and Pet Parent incentives. Sales and marketing expenses are expensed as incurred. Advertising expenses, excluding the impact of partnership investment costs, $2.1 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively.
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
Earnings (Loss) Per Share
The Company computes net income (loss) per common share following the two-class method required for multiple classes of common stock and participating securities. The Company had redeemable preferred stock as of March 31, 2022 and considers the redeemable preferred stock to be participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable preferred stock and common stock pro rata. In connection with the Merger, all of the Company's redeemable preferred stock was converted to common stock (refer to Note 3 - Business Combinations for more information regarding the Merger). Holders of the Company’s redeemable preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the three months ended March 31, 2022 were not allocated to these participating securities.
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the CHW Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 9 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 10 - Stockholders’ Deficit and Mezzanine Equity.
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans, and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC. ASU No. 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2023, and the adoption did not have an impact on our consolidated results of operations and financial condition.
Accounting Standards Issued but Not Yet Adopted
In August 2020, the FASB issued Accounting Standards Update No. with Conversion and Other Options (Subtopic and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.The Company is currently in the process of evaluating the impact of ASU 2020-06 but does not anticipate ASU 2020-06 will have a material impact on its consolidated financial statements and related disclosures.

3.    Business Combinations
Business Combination with CHW
As described in Note 1, the Merger with CHW was consummated on August 9, 2022. The CHW Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, CHW was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the CHW Business Combination was treated as the equivalent of Wag! issuing shares for the net assets of CHW, accompanied by a recapitalization. The shares and net earnings (loss) per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock). The net assets of CHW have been recognized at carrying value, with no goodwill or other intangible assets recorded. Wag! accounted for the acquisition of CHW based on the amount of net assets acquired upon consummation.
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
In connection with the Special Meeting and the CHW Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $23.9 million was placed in escrow (and classified as Restricted Cash) in accordance with the Forward Share Purchase Agreements (see section below entitled "Forward Share Purchase Agreements" for additional information). As of the date of the Merger, the Company also entered into a financing arrangement Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 9 - Debt for additional information). Additionally, the Company received $5 million from the PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.
Upon the consummation of the Merger, the following transactions occurred (the “Conversion”):
i.all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described in part (vi) below), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate as calculated pursuant to the CHW Business Combination Agreement;
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
ix.the cancellation of 13,327 founder shares held by the Sponsor in accordance with the terms of the CHW Founders Stock Letter (as defined below) and the CHW Business Combination Agreement;
x.the issuance of 300,000 Wag! Community Shares ("Community Shares") that the Company may distribute to members of the pet wellness and welfare community as identified by our officers and directors; and
xi.the cancellation of 20,000 founder shares held by Sponsor in connection with the CHW Business Combination and in accordance with the CHW Founders Stock Letter and the CHW Business Combination Agreement.
Forward Share Purchase Agreements
Simultaneously with the closing of the CHW Business Combination, the Company deposited $24.7 million into an escrow account pursuant to Forward Share Purchase Agreements ("FPAs") entered into by CHW on August 5, 2022. In accordance with the FPAs, on the Put Date, the date of the purchase by the Company of the Investor Shares ("Put Date"), the participating investors may elect to sell and transfer to the Company, and the Company will purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the Merger Date. In conjunction with the sale of the Investor Shares to the Company, each Investor shall notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor is exercising its right to sell the Investor Shares that such Investor holds to the Company pursuant to the FPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice is timely delivered by an Investor to the Company and the Escrow Agent, the Company will purchase from such Investor the Investor Shares held by such Investor on the Put Date. If the Investor sells any Investor Shares in the open market after the Merger Date and prior to Put Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent shall release from the Escrow Account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.
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
On November 1, 2022, the Company entered into an amendment to the Forward Purchase Agreement (the “Amended Agreement”) for approximately 955 thousand shares. The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, holders of 1.4 million shares subject to Forward Share

Purchase Agreements, elected to have the Company repurchase their remaining shares for an aggregate repurchase price of $14.8 million. The remaining investor and holder of 955 thousand shares did not elect to sell its shares to the Company as of the extension date per the Amended Agreement and, as such, the Escrow Agent released the corresponding funds from the escrow account for the Company’s use without restriction in total of $9.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch Finance, LLC. See Note 9 - Debt for additional information.
Reverse Recapitalization
The following table reconciles the elements of the CHW Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2022 (in thousands):

Reverse Recapitalization
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,488)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs as of the Merger Date	$11,726
Reversal of APIC impact recorded upon issuance of Forward Share Purchase Agreements ("FPAs") in August 2022	(23,203)
Cash received from FPA at Put Date	9,837
APIC impact of FPA at Put Date, net of cash received	4,229
Proceeds from merger with CHW, net of issuance costs as of December 31, 2022	$2,589

Number of Shares
CHW public shares, prior to redemptions¹	12,500,000
Less redemption of CHW shares	(9,593,970)
CHW public shares, net of redemptions	2,906,030
Sponsor Shares	3,117,500
PIPE and Backstop Shares	500,000
CHW Business Combination and Financing Shares	6,523,530
Other share activity (Analyst Shares², Warrant Exercises)	122,434
CHW Business Combination, Financing Shares and Other Related Shares	6,645,964
Legacy Wag! Shares³	31,100,000
Total shares of common stock immediately after CHW Business Combination	37,745,964
¹ Includes 2,393,378 shares of common stock of the Company subject to the Forward Share Purchase Agreements.
² 50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share.
³ The number of Legacy Wag! shares was determined from the shares of Legacy Wag! common and preferred stock outstanding immediately prior to the closing of the CHW Business Combination of 30,863,283, which are presented net of the common and preferred stock redeemed, converted at the exchange ratio of approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common and preferred stock with the exception of 1,100,000 Legacy Wag! Series P Shares which converted into the Company’s common stock on a one-for-one basis.

Earnout Compensation
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger, have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000, and 5,000,000, shares of Wag! common stock, respectively. The Earnout Shares will be issued following the CHW Business Combination, only if certain Wag! share price conditions are met over a three-year period from the effective Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three year period from the Merger Date as defined in the CHW Business Combination Agreement as:
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
The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout shares are not included in shares outstanding. As of the date of the CHW Business Combination, the Earnout share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and $18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the CHW Business Combination Agreement. The following table provides a range of assumptions used to determine fair value:

	Stock Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Earnout Shares	$8.28	—%	44.00%	3.20%	3
As a result of the issuance of Community Shares, stock compensation expense incurred in connection with the Earnout Shares, and fair value measurement of the FPAs the Company incurred $39.5 million in transaction related charges in the year ended December 31, 2022 within General and administrative, Sales and marketing and Platform operations and support, and Change in fair value of derivative liability on the Condensed Consolidated Statements of Operations.
Acquisition of Compare Pet Insurance

On August 3, 2021, the Company acquired Compare Pet Insurance, Inc. ("CPI") for $3.5 million in cash consideration, and $0.2 million in common stock consideration, consisting of a total of 639,000 units of common stock. Of the cash consideration purchase price, $1.5 million was paid on the acquisition date and the remaining $2.0 million paid pro-rata quarterly over the next three years starting in the fourth quarter of 2022. The deferred purchase consideration, which was recorded at its fair value on the acquisition date, is presented in accrued expenses and other current liabilities, as well as other non-current liabilities on the consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet, were $1.4 million and $1.9 million, respectively.

Acquisition of Dog Food Advisor

On January 5, 2023, the Company acquired Dog Food Advisor for $9.0 million in cash consideration. Of the cash consideration purchase price, $8.1 million was paid on the acquisition date and the remaining $0.9 million was deposited into an escrow account as an indemnification hold back for a period of 12 months. No working capital was acquired from Dog Food Advisor.
The purchase consideration allocation was as follows (in thousands):

As of January 5, 2023
Intangible assets	$5,950
Goodwill	3,050
Total purchase consideration	$9,000
The table below summarizes the fair value and the estimated useful lives of the acquired intangible assets (in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology and website content	$1,950	5
Strategic customer relationships and subscriber lists	3,600	8
Trademarks	400	10
Total intangible assets	$5,950

As of March 31, 2023, the purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the DFA acquisition remains preliminary as the Company is in the process of obtaining necessary information from its valuation specialist and assessing the acquired net assets in order to finalize the accounting for the business combination. The preliminary purchase price allocation has been developed based on estimates with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded.
4.    Revenues
The following table presents the Company’s revenues disaggregated by offering (in thousands):

	Three Months Ended March 31,
	2023	2022
Service revenue	$5,397	$4,432
Wellness revenue	13,855	5,234
Pet food & treats revenue	1,371	—
Total revenues	$20,623	$9,666
5.    Contract Liabilities
The timing of services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in gift card and subscription liabilities on the balance sheets is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on our platform. The contract liabilities balance was $2.6 million and $2.2 million as of the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. Revenues recognized for the three months ended March 31, 2023 and 2022 related to the Company’s contract liabilities as of the beginning of the year was $0.4 million and $0.1 million, respectively.
6.    Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy, are as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,004	$—	$—	$21,004
Total financial assets	$21,004	$—	$—	$21,004

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,690	$—	$—	$31,690
Total financial assets	$31,690	$—	$—	$31,690
Unrealized gains and losses for the three months ended March 31, 2023 and 2022 are immaterial.
7.    Leases
Operating Leases
The Company leases its facilities under non-cancellable lease agreements which expire between 2022 and 2026. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the noncancellable lease term.
In April 2019, the Company entered into a non-cancellable agreement to lease office space in Mountain View, California. The lease is a two-year operating lease, which includes scheduled rent escalations during the lease term. The Company had an option to extend the lease through 2025, although the Company did not exercise the option and the lease expired in the third quarter of 2022.
In February 2020, the Company entered into a non-cancellable sublease agreement for its Mountain View office space. The sublease agreement commenced on April 1, 2020. Under the term of the sublease agreement, the Company received $2.0 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ended in July 2022. During the three months ended March 31, 2023, there was no sublease income under this agreement and for the three months ended March 31, 2022, the Company recognized $0.2 million of sublease income under this agreement.
In November 2021, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona for a 21-month period. The lease contains an escalation clause and free rent. The monthly base rent is $10.4 thousand for months two through thirteen and will increase by approximately 1.9% over the initial term. There is no option to extend the lease.
The Company's corporate headquarters are located in San Francisco, California, pursuant to an operating lease that was to expire in August 2023. On October 28, 2022, the lease agreement was amended to extend for a period of 30 months through February 28, 2026. The monthly base rent is $20.4 thousand for the first year and will increase by 3.0% per year over the initial term.

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
Non-cash activities involving Right of Use ("ROU") assets, including the impact of adopting the new lease standard on January 1, 2022, were $0.5 million in assets and $0.5 million in liabilities. Operating lease expense under ASC 842 for leased facilities was $0.1 million for the three months ended March 31, 2023.
As of March 31, 2023, the future minimum lease payments required under operating leases were as follows (in thousands):

2023 (remaining nine months)	$187
2024	248
2025	255
2026	43
Total minimum lease payments	$733
The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases is 2.2 years and 8.4% at March 31, 2023. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.
8.    Commitments and Contingencies
Legal and other contingencies
From time to time, the Company may be a party to litigation and subject to claims, including non-income tax audits, in the ordinary course of business. The Company accrues a liability when management believes information available to it prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims cannot be predicted with certainty, management concluded that there was not a reasonable probability that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any such contingencies.
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
The Company has been and continues to be involved in numerous legal proceedings related to PCG classification. In California, Assembly Bill No. 5 (AB-5) implemented a presumption that workers are employees. However, AB-2257 exempts agencies providing referrals for certain animal services, including dog walking, from AB-5. The Company believes that it falls within this exemption. Nevertheless, the interpretation or enforcement of the exemption could change. The United States Department of Labor announced on October 11, 2022 that it would publish a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. We are monitoring the development of the proposed rule and will evaluate any potential impact of the final rule on our operations.
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
On May 13, 2022, Legacy Wag! settled a claim with a Texas state tax authority related to the collection of sales and use taxes in Texas. Legacy Wag! was required to pay $1.2 million to the state of Texas, the amount of the claim, as a prerequisite to the court challenge, however under the settlement agreement the Company was refunded the $1.2 million remitted.

In August 2018, the New York State Department of Labor (“DOL”) issued an Investigation Report assessing the Company with approximately $248,000 in unemployment insurance contributions for our independent contractors. In May 2021, the Unemployment Insurance Appeal Board affirmed its decision sustaining the Department’s assessment. Interest continues to accrue on this assessment.
As of March 31, 2023, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
9.    Debt
Future minimum payments of the principal on the Company’s outstanding obligations as of March 31, 2023 were as follows (in thousands):

Amounts
2023 (remaining 9 months)	$988
2024	1,751
2025	30,227
Total principal amount	$32,966
PPP Loan
In August 2020, the Company received loan proceeds of $5.1 million from a financial institution pursuant to the Paycheck Protection Program (the “PPP Loan”) as administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of which $3.5 million was subsequently forgiven. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. Principal and interest payments are payable monthly and the balance as of March 31, 2023 is $1.1 million.

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

Legacy Wag’s obligations under the Blue Torch Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement (the "Financing Agreement"). Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement entered into on August 9, 2022. The Blue Torch Financing Agreement establishes the following financial covenants: (i) Legacy Wag's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) Liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of March 31, 2023. The Company received a waiver regarding covenants for timely reporting and execution of agreements with respect the creation of a new wholly owned subsidiary to hold the Dog Food Advisor assets. The facility was fully drawn upon as of March 31, 2023. In the three months ended March 31, 2023, the Company incurred $1.2 million in interest expense at an annual interest rate of 14.84%.

On the closing of the Credit Facility, Legacy Wag! also entered into the Lender Warrant Agreement with Vstock Transfer, LLC as warrant agent, pursuant to which affiliates of Blue Torch Capital LP (“Blue Torch”) received 1,896,177 warrants to acquire common stock of the Company, par value $0.0001 per share (“Common Stock”), for $11.50 per whole share (such warrants, the “Lender Warrants”). The Lender Warrants were issued pursuant to the SPAC Warrant Agreement (as defined in the CHW Business Combination Agreement) and are subject to the terms and conditions thereof, as modified (whether reflected in the terms of the Lender Warrants issued on the Merger Date, or in an amendment to or exchange for the Lender Warrants consummated after the Merger Date) to provide that (i) the exercise period of the Lender Warrants will terminate on the earliest to occur of (x) the date that is ten years after completion of the CHW Business Combination, (y) liquidation of the Company, and (z) redemption of the Lender Warrants as provided in the SPAC Warrant Agreement (the “Lender Warrant Expiration Date”), (ii) Blue Torch has the ability to net exercise the Lender Warrants (based on the fair value of the stock at the time of net exercise, fair value being equal to the public trading price at the time of exercise) on a cashless basis, (iii) Blue Torch received the benefit of certain customary representations and warranties from the Company, and (iv) the Lender Warrants are not required to be registered under the Securities Act.

We classify the Lender Warrants as equity on our consolidated balance sheet as of March 31, 2023. As the Warrants are classified as equity warrants, the Company will not remeasure the Warrants each accounting period. The Company estimated the fair value of warrants exercisable for common stock using the Black-Scholes option valuation model. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

	Carrying Value as of March 31, 2023 (in thousands)	Exercise Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
Lender Warrants	$6,104	$11.50	—%	33.00%	2.97%	10
As the Lender Warrants are not liability classified instruments, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
10.    Stockholders’ Equity (Deficit) and Mezzanine Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 were immaterial.
Preferred Stock
On January 28, 2022, the Company issued 1.1 million convertible preferred shares (“Series P”) in exchange for $11 million of cash. Series P was issued on substantially similar terms to the Company’s other convertible preferred share issuances, except for the Series P convertible share agreement contained an adjustment provision that provided for additional shares to be issued based on a formula if the proposed Merger was not completed, as defined in the Company’s Amended and Restated Certificate of Incorporation. Upon consummation of the Merger, the Series P Shares converted into the Company’s common stock on a one-for-one basis.
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

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2023, no shares of preferred stock were issued and outstanding.

Common Stock
As of March 31, 2023 and December 31, 2022, the Company had authorized 110,000,000 and 110,000,000 shares of common stock at a par value of $0.0001 per share, respectively. As of March 31, 2023 and December 31, 2022, 37,429,251 and 36,849,076 shares of the Company’s common stock were issued and outstanding, respectively. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio of approximately 0.97 with the exception of the authorized shares and shares reserved for issuance.
Stock Option Plan
Under the Company’s 2014 Stock Option Plan (the “2014 Plan”), options may be granted at fair value, generally vest over four years, and expire in ten years. The Stock Option Plan was not modified as a result of the Merger; however as of the Merger closing, the Company no longer grants options under the 2014 Plan.
A summary of the Company’s option activity under the 2014 Plan is as follows:

	Number of Options	Weighted-average exercise price
Outstanding, December 31, 2022	7,194,067	$0.40
Granted	—	—
Exercised	(569,595)	0.09
Cancelled/forfeited	—	—
Outstanding, March 31, 2023	6,624,472	$0.42
Restricted Stock Units ("RSUs")
Under the Company’s 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), The Company issues RSUs and accounts for them issued to employees at fair value, based on the market price of stock on the date of grant, net of estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates. The fair value of RSUs awarded are measured at the grant date. All RSUs were issued to directors or employees of the Company.
A summary of restricted stock activity for the three months ended March 31, 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value ($ per share)
Unvested at December 31, 2022	4,194,774	$2.44
Grants	95,000	2.13
Vested	(10,580)	0.22
Forfeited	(42,715)	2.34
Unvested at March 31, 2023	4,236,479	$2.44

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2023 and 2022 (in thousands).

	Three months ended March 31,
	2023	2022
Operations and support	$337	$9
Sales and marketing	196	3
General and administrative	809	42
Total	$1,342	$54
As of March 31, 2023, there was $8.5 million of unrecognized expense related to unvested RSUs. The Company recognizes RSU compensation over a straight-line basis over the service period of the entire award, subject to the application of an estimate for forfeitures.
Common Stock Warrants
Legacy Wag! Common Warrants
Prior to January 2019, the Company granted 91,310 warrants to purchase common stock. The weighted average exercise price for the warrants were $1.54, and the term of the warrants were 10 years. The warrants were valued on the date of grant using the Black-Scholes Merton ("Black-Scholes") option pricing model. Upon consummation of the Merger, these warrants were unexercised at the date of the Merger and, as a result, were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants. In the quarter ended September 30, 2022, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares.
CHW Public and Private Placement Warrants
Prior to the Merger, CHW issued 12,500,000 of Public Warrants and 4,238,636 of Private Warrants together the Warrants, (together “Warrants”), respectively, in connection with its initial public offering to CHW Acquisition Sponsor, LLC the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Placement Warrants originally issued to CHW and the 12,500,000 shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the CHW Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the CHW Business Combination, or earlier upon redemption or liquidation.
Management has concluded that the Warrants issued pursuant to the CHW's IPO qualify for equity accounting treatment. The Warrants were not subject to revaluation at the Merger Date, and as such, the original valuation performed by CHW in connection with its IPO in September 2021 still applies. The following table provides quantitative information regarding fair value measurements at issuance on September 1, 2021:

Share Price (in whole dollars)	Exercise Price (in whole dollars)	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
$10.00	$11.50	—%	22.00%	1.31%	5
The fair value as of September 1, 2021 was $1.32 per share. As of March 31, 2023, the Company had $12,500,000 of Public Warrants and 3,895,564 of Private Warrants outstanding respectively.
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
11.    Income Taxes
The Company recorded $0 for income taxes for both the three months ended March 31, 2023 and 2022. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to the interim earnings. The tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, are recorded in the interim period in which they occur. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. As of March 31, 2023 and 2022, and consistent with all prior periods, the Company continued to maintain a full valuation allowance against all of it deferred tax assets in light of its history of cumulative net losses.
12.    Earnings (loss) per share
The following table shows the computation of basic and diluted earnings per share for March 31, 2023 and March 31, 2022 (in thousands, except share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(3,787)	$(2,350)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	37,065,450	6,121,253
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.38)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended March 31,
	2023	2022
Series Seed convertible preferred shares	—	4,376,930
Series A convertible preferred shares	—	5,902,952
Series B convertible preferred shares	—	6,506,794
Series C convertible preferred shares	—	7,072,149
Series P convertible preferred shares	—	4,750,000
Earnout Shares	15,000,000	—
Options and RSUs issued and outstanding	10,860,951	7,450,894
Warrants issued and outstanding	18,291,741	88,756
Total	44,152,692	36,148,475
All unvested Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of March 31, 2023.
13.    Subsequent Events
On April 6, 2023, we closed the acquisition of Maxbone, a top-tier digital platform for modern pet essentials. The acquisition expanded Wag!’s reach into the Pet Supplies market, while remaining committed to the needs and standards of the premium Pet Parent. The amount paid for this acquisition was not material.

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
Wag! was founded in 2015 to solve the guilt and stress of owning a pet. There are over 90.5 million US households with a pet, and for many Pet Parents, leaving their pet alone creates stress and guilt, as the existing solutions are limited. We launched the Wag! platform to solve these problems because lonely pets deserve healthier and happier lives. Wag! enabled on-demand pet services, allowing us to provide a mobile first experience for 98% of Pet Parents on the app. With numerous on-demand or scheduled service options provided by PCGs to Pet Parents through the platform, we have created a trusted pet service platform for Pet Parents. This has led to approximately 75% of Pet Parents not being physically at home while services are being delivered and high-frequency service utilization where Pet Parents use Wag! an average of four to five times a month. We have built a compelling and trusted consumer brand with a high level of customer engagement, effectively creating a solid platform to leverage as we rapidly expand our business to new product lines.
Our proprietary marketplace technology, which is available as a mobile app and website (“platform” or “marketplace”), enables independent PCGs to connect with Pet Parents. Through our cutting-edge technologies and multi-faceted platforms, Wag! connects Pet Parents with PCGs who provide pet care services. Our marketplace enables Pet Parents to find a wide array of pet services provided by PCGs and third-party service partners, such as walking, pet sitting and boarding, advice from licensed pet experts, home visits, training services, and pet insurance comparison tools.
We are one of the largest, online marketplaces for pet care and strive to be the #1 platform for busy Pet Parents, offering access to 5-star dog walking, pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of 450,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies. Making Pet Parents happy is what we do best. Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once synonymous purely for pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy which delivers software to simplify pet prescriptions. We have experienced consistent strong growth year over year from 2021 to 2022, increasing annual revenue by over 170%. Additionally, in 2023, Wag! has expanded into the $50 billion Pet Food & Treats market in an inimitable manner by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. It's simple, Wag! exists to make pet ownership possible and bring joy to pets and those who love them.
Principal Factors Affecting Our Results of Operations and Material Trends

Our results are impacted by the general economic environment, conditions and trends relating to pet ownership and demand for services, competition with other pet service providers, and other factors including promotions, seasonality, and the effectiveness of our marketing and advertising campaigns. The primary factors that impact our results and present significant opportunities, as well as pose risks and challenges, are described below. We believe that our performance and future success depend on the factors discussed below, those described in the section titled “Risk Factors” included within Item 1A of our Annual Report on Form 10-K and elsewhere in this document.

Investment in New Services
Founded in 2015, we were one of the first on-demand pet services platforms. Since then, we have remained committed to expanding our offerings and the reach of our platform. For example, in the past 24 months, we have launched new features in an effort to increase engagement by both Pet Parents and PCGs on our platform. For Pet Parents we have innovated the platform by launching features such as the Premium Benefits Center to offer exclusive discounts on pet care products, as well as multi-day rebooking functionality and, improving the Browse and Book experience to simplify how Pet Parents discover and book with more than 450,000 highly-rated local overnight sitters, boarders, walkers, and trainers. In the fourth quarter of 2022, we released Wag! Neighborhood Network, which enables Pet Parents to not only filter across more than 21 unique specialties but also discover a great local PCG right in their neighborhood. Functionality such as this demonstrates our commitment to the strategy element of accelerating growth in existing markets through a best in class experience. For PCGs, we optimized the sign-up experience and Notes from PCGs allowing them to make a more informed decision before requesting a service, added features to provide them with the opportunity to fulfill highest priority requests, the ability to set their own prices, take and share Notes between PCGs allowing them to be more informed decisions prior to a service, and the ability to expand their reach to new customers and grow their business with social media links to their profile, in-app viral sharing and custom HTML Craigslist links, as well as the opportunity to access advice from seasoned veterans on the platform and tips to help them grow a successful pet care business.
Extending Offerings and Platform Reach
Since our founding in 2015, we have striven to be the #1 platform for premium pet services, including on-demand walking, sitting, boarding, training, vet services, wellness plans, and insurance comparison tools. Our ability to establish trust via our traditional on-demand services across North America is a key way for Pet Parents to start experiencing the platform. We are becoming the button on the phone for the paw, a place Pet Parents trust with their pets’ health and well-being. We are extremely excited about the growth in all lines of our business, including the Wellness category ("Wellness"). Pet Parents are appreciating the option to chat with a licensed pet expert 24/7, pet wellness plans, and the ability to compare pet insurance through our one-stop-shop platform as opposed to performing their own in depth research. We are a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as through the acquisition of Furmacy, which delivers software to simplify pet prescriptions. By simplifying what it takes to be a Pet Parent through our digital edge, we're giving back valuable time that pets and their parents can spend together. This is only a fraction of the total addressable market ("TAM") in the pet care industry. For example, in 2023 we have expanded into the $50 billion Pet Food & Treats market by acquiring Dog Food Advisor.
In 2020, we also launched our Wag! Premium subscription service, a monthly or annual subscription that offers Pet Parents 10% off all services, including waived booking fees, free advice from pet experts, priority access to top-rated PCGs, and VIP pet support. Wag! Premium accounts currently for over 50% of our monthly active users.
Investment in Innovation and Technology
The continued development of our platform capabilities and digital ecosystem requires substantial ongoing investment in resources and technology infrastructure, which can impact EBITDA. Our ability to continue to incorporate or develop innovative tools in line with our growth is crucial to ensuring the success of our strategy. As discussed above in "Investment in New Services”, we are committed to innovating new products and features. In addition, we are continuously integrating and evaluating acquisitions to enhance our technology platforms and launch features that are most beneficial to PCGs, Pet Parents, and third-party service partners.
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
Pet Ownership Trends
We believe the demand for high-quality, personalized pet care far exceeds the existing market due to the increases in pet adoption and return to office policies being implemented. As of the end of December 2022, although we saw a steady rise throughout the year, less than 50% of people were back in-office according to Kastle data. According to a study performed by Adzuna research in November 2022, this number is expected to rise as employers openly state firmer in-office policies in 2023. The study also indicated that the proportion of open roles specifying an “office-based” requirement rose to a 19-month high of 4.2%. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet Health Insurance Association, there was an increase of approximately 30% from 2020 to 2021 of in-force insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market. We are focused on taking advantage of this significant opportunity to expand the base of Pet Parents using the Wag! platform given the increased size of the market in which we operate. We believe that the high volume of new Pet Parents, as well as return to office policies, may continue to have a positive effect on the number of bookings for pet services, and other pet related services over the longer term.
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
Our proprietary on-demand platform allows Pet Parents to easily and conveniently find top rated PCGs to serve their pet service needs either on-demand or scheduled at their convenience. Our primary mobile app allows Pet Parents to access PCGs from anywhere, at any time. With approximately 75% of Pet Parents not physically at home when their pet service is being performed, our platform allows PCGs and Pet Parents to avoid in-person contact if necessary or preferred by the Pet Parent.

We attract PCGs to the platform primarily based on viral and word-of-mouth marketing strategies. Being a PCG allows dog lovers to spend time with dogs and other animals, enabling them to lead a healthy lifestyle by getting exercise through dog walking while simultaneously participating in an activity that delights them.
To serve Pet Parents in any given market, a critical density of caregivers must be present so that Pet Parents have options and availability for on-demand services. During certain peak periods, such as holidays, we have observed high Pet Parent demand that has resulted in PCG constraints in some markets. Our platform provides a technology feature that allows PCGs to set their own prices, encouraging PCGs to be more engaged during peak periods.
Effectiveness of our Word-of-Mouth, Marketing, and Advertising Activities
Our objective for long-term, sustained growth is to create a platform that results in existing Pet Parents becoming repeat bookers, together with attracting new Pet Parents to the platform and converting them into repeat bookers, thus generating a lifetime of bookings from the Pet Parent. We attract Pet Parents and PCGs to the platform through word-of-mouth and a variety of other channels, such as social media, video, and other online and offline channels. The easy to use and convenient platform organically drives word-of-mouth marketing and references amongst Pet Parent. Additionally, our brand awareness advertising activities, including social media and television advertisements, allow us to reach new Pet Parents and PCGs.
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
Public Company Costs
As we grow as a public company, we have incurred, and expect to continue to incur, increased expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, director fees, additional internal and external accounting, legal, and administrative resources, and increased personnel and stock-based compensation expenses.
The Business Combination Agreement and Public Company Costs
On February 2, 2022, Wag!, CHW and the Merger Sub entered into the CHW Business Combination Agreement. Pursuant to the CHW Business Combination Agreement, at the Closing, Merger Sub was merged with and into Wag!, with Wag! continuing as the surviving corporation following the Merger, being a wholly owned subsidiary of CHW and the separate corporate existence of Merger Sub ceased. Upon the completion of the CHW Business Combination, Wag! became the successor registrant with the SEC.
While the legal acquirer in the CHW Business Combination Agreement was CHW, for financial accounting and reporting purposes under U.S. GAAP, Wag! is the accounting acquirer and the Merger is accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined company represent the continuation of the financial statements of Wag! in many respects. Under this method of accounting, CHW is treated as the “acquired” company for financial reporting purposes. For accounting purposes, Wag! is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Wag! (i.e., a capital transaction involving the issuance of stock by CHW for the stock of Wag!).
Upon the Closing of the CHW Business Combination and the PIPE and Backstop Investment, the most significant change in our reported financial position and results of operations was an increase in cash including

$29.3 million of which $24.7 million is held in escrow, $5.0 million in gross proceeds from the PIPE and Backstop Investment by the PIPE and Backstop Investor, and financing arrangement proceeds of $29.4 million. Total direct and incremental transaction costs of CHW and Wag! were approximately $23.6 million, substantially all of which were offset to additional-paid-in-capital as costs related to the reverse recapitalization. Transaction costs were approximately $12.0 million, for Wag! and $11.6 million for CHW for legal, financial advisory, and other professional fees incurred in consummating the CHW Business Combination.
Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
Revenues
We provide an online marketplace that enables Pet Parents to connect with PCGs for various pet services. We recognize revenues in accordance with ASC 606, Revenue from Contracts with its Customers from four distinct streams: (1) service fees charged to PCGs, (2) subscription and other fees paid by Pet Parents for Wag! Premium, (3) joining fees paid by PCGs to join and be listed on our platform (4) wellness revenue through affiliate fees, and (5) Pet Food & Treat revenue also through affiliate fees. For some of the Company’s arrangements with third-party service providers, the transaction price is considered variable and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues consists of costs directly related to revenue generating transactions, which, primarily includes fees paid to payment processors for payment processing fees, hosting and platform-related infrastructure costs, third-party costs for background checks for PCGs, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest incurred on debt and interest earned on our cash, cash equivalents, and short-term investments.

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
The following tables present our non-GAAP measures and key performance indicators for the periods presented (in thousands except for percentages).

	Three Months Ended March 31,

($ in thousands, except percentages)	2023	2022
U.S. GAAP Measures:
Revenues	$20,623	$9,666
Net loss	$(3,787)	$(2,350)
Net loss %	(18.4)%	(24.3)%
Net cash flows used in operating activities	$(3,580)	$(2,245)
Non-GAAP measures:
Adjusted EBITDA	$(397)	$(2,112)
Adjusted EBITDA Margin	(1.9)%	(21.8)%
Adjusted EBITDA and Adjusted EBITDA Margin
In addition to revenues and net loss, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA and Adjusted EBITDA Margin provide relevant and useful information that is widely used by analysts, investors, and competitors in our industry to assess performance. We define Adjusted EBITDA as net income (loss), adjusted for interest expense, depreciation and amortization, share-based compensation, income taxes, as well as other items to be consistent with definitions typically used by lenders, including transaction costs. Additionally, we exclude the impact certain non-recurring items which are not indicative of our operating performance, including but not limited to, business combination transaction and integration costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues. However, you should be aware that when evaluating Adjusted EBITDA and Adjusted EBITDA Margin, Wag! may incur future expenses similar to those excluded when calculating these measures. Wag!’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Wag! compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Wag!’s computation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin below and not rely on any single financial measure to evaluate Wag!’s business.

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
The reconciliations of net loss, which is the most comparable U.S. GAAP measure, to non-GAAP Adjusted EBITDA for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Revenues	$20,623	$9,666
Adjusted EBITDA reconciliation:
Net loss	(3,787)	(2,350)
Add (deduct):
Interest expense, net	1,630	32
Depreciation and amortization	381	152
Share based compensation	1,342	54
Integration and transaction costs associated with acquired business	37	—
Income tax expense	—	—
Adjusted EBITDA	$(397)	$(2,112)
Comparison of the Three Months ended March 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated operations data for the three months ended March 31, 2023 and 2022. The information has been prepared on the same basis as our unaudited consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and includes, in our opinion, all adjustments, necessary to state fairly our results of operations for these periods. This data should be read in conjunction with our audited consolidated statements of operations for the years ended December 31, 2022 and 2021 and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, included elsewhere herein. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended March 31,
($ in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$20,623	$9,666	$10,957	113%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	1,026	806	220	27%
Platform operations and support	3,170	2,577	593	23%
Sales and marketing	13,275	6,082	7,193	118%
General and administrative	4,984	2,367	2,617	111%
Depreciation and amortization	381	152	229	151%
Total costs and expenses	22,836	11,984	10,852	91%
Other income	56	—	56	NM
Interest expense, net	(1,630)	(32)	(1,598)	4994%
Loss before income taxes	(3,787)	(2,350)	(1,437)	61%
Income tax expense	—	—	—	NM
Net loss	$(3,787)	$(2,350)	$(1,437)	61%
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
Revenues
Revenues increased by $10.9 million, or approximately 113%, from $9.7 million in the three months ended March 31, 2022 to $20.6 million for the three months ended March 31, 2023. The increase was primarily attributable to a $8.6 million increase in Wellness revenue, and $1.4 million in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023. The increase also includes a $0.9 million increase in Service revenue from increased Pet Parents engagement of PCGs to provide pet care services as a result of increased return-to-office and travel trends and growth of Wag! Premium subscription revenues.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues, excluding depreciation and amortization, increased by $0.2 million, or approximately 27%, from $0.8 million in the three months ended March 31, 2022 to $1.0 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase product costs in connection with prescription operations and an increase in payment processing fees driven by higher transaction volume.
Platform Operations and Support
Platform operations and support expenses increased by $0.6 million, or approximately 23%, from $2.6 million in the three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023. The increase was primarily attributable to a $0.7 million increase in employee personnel costs related to our expansion initiatives in the operations and technology areas and an increase in travel to support public company activities, offset by a decrease of $0.2 million in professional service costs arising from system and process optimization and reduction in the use of outside services.
Sales and Marketing
Sales and marketing expenses increased by $7.2 million, or approximately 118%, from $6.1 million in the three months ended March 31, 2022 to $13.3 million for the three months ended March 31, 2023. The increase was primarily attributable to a $5.2 million increase from expanding existing partnership relationships, as well as investing in new partnerships. Additionally, there was a $1.6 million increase in personnel-related compensation costs for our marketing team, consultants, and advertising agency costs.
General and Administrative
General and administrative expenses increased by $2.6 million, or approximately 111%, from $2.4 million in the three months ended March 31, 2022 to $5.0 million for the three months ended March 31, 2023. The increase was primarily attributable to a $1.4 million in employee personnel costs as we hire and retain key talent to meet the growth needs of the Company. The remainder of the increase was due to $1.1 million in other administrative expenses incurred in order to support public company activities, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq, increased legal, audit and consulting fees, and employee related expenses.
Depreciation and Amortization
Depreciation and amortization expenses increased $229 thousand, or approximately 151%, from $152 thousand in the three months ended March 31, 2022 to $381 thousand in the three months ended March 31, 2023 primarily due to the acquisition of Dog Food Advisor and the related intangible asset amortization.
Interest Income (Expense), net
Interest expense, net, increased from $32 thousand in the three months ended March 31, 2022 to $1.6 million for the three months ended March 31, 2023. The increase was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the CHW Business Combination. For further information on the debt and warrant agreement, refer to Note 9 - Debt of Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

Since inception, and in line with our growth strategy, we have incurred operating losses and negative cash operating cash flows and have financed our operations through the sale of equity securities. For the three months ended March 31, 2023 and 2022 we had a net loss of $3.8 million and $2.4 million, respectively. We expect that operating losses and negative operating cash flows could continue into the foreseeable future as we continue to invest in growing our business. Based upon our current operating plans, we believe that cash and equivalents and short-term investments, together with cash generated from operations, will be sufficient to fund our operations for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, these forecasts involve risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources earlier than we expect.

Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in the section titled Risk Factors included within Item 1A of our Annual Report on Form 10-K. We may seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
For proceeds, payments and additional financing arrangements arising from the CHW Business Combination, please see Note 3 - Business Combinations for additional detail.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and real-estate leases for our office locations. In connection with the closing of the CHW Business Combination in August 2022, we entered into a credit agreement with Blue Torch Capital LP that provides us with up to $32 million of credit. Refer to Note 9 - Debt and Note 7 - Leases, included in Item 1 of Part I of this 10-Q, for further details, including interest and future principal payments and lease commitment details.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash flows used in operating activities	$(3,580)	$(2,245)
Net cash flows used in investing activities	(10,661)	(6,720)
Net cash flows (used in) provided by financing activities	(223)	9,664
Net change in cash and cash equivalents	$(14,464)	$699
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $3.6 million, a increase of $1.3 million from $2.2 million for the three months ended March 31, 2022. The increase in cash used was primarily due to an decrease of $1.0 million in accounts payable, accrued expenses and other liabilities, operating lease liabilities, deferred revenue and other non-current liabilities, partially offset by a $1.1 million increase in accounts receivable, and current and other assets. Additionally, there was a $0.7 million increase in net loss, excluding the impact of depreciation and stock-based compensation, and other non-cash items.
Investing Activities
The Company’s investments are classified as available for sale and we invest in a diversified portfolio of investments, primarily short-term U.S. government and agency securities, money market funds, commercial paper, and corporate bonds. In addition, we limit the concentration of our investment in any particular security.
Net cash used in investing activities for the three months ended March 31, 2023 was $10.7 million, a decrease of $3.9 million from $6.7 million for the three months ended March 31, 2022. The decrease was primarily due to $3.6 million less of proceeds received from the sale and maturities of investments, offset by $10.1 million of reduced purchases of investments as a direct reflection of a decrease in the Company’s consolidated total investments at March 31, 2023 as well as $9.0 million for the acquisition of Dog Food Advisor and a $1.5 million equity method investment.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $223 thousand, a decrease of $9.9 million from $9.7 million provided by financing activities for the three months ended March 31, 2022. The decrease is primarily due to cash received from the sale of Series P Preferred Stock, net of offering costs in the three months ended March 31, 2022.

Debt
PPP Loan
In August 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act, of which $3.5 million was subsequently forgiven. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. Principal and interest payments are payable monthly and the balance as of March 31, 2023 was $1.1 million.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. Through its Services offerings, the Company generates Service revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a Pet Parent. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through its Wellness and Pet Food & Treats offerings, the Company generates revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of the Company’s arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
The Company enters into terms of service with PCGs and Pet Parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with PCGs (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the PCGs for each transaction. Upon acceptance of a transaction, PCGs agree to perform the services that are requested by a Pet Parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the PCGs after both the PCGs and Pet Parent accept a transaction request and the PCGs ability to cancel the transaction lapses. For Wag! Wellness and Pet Food & Treats revenue, the Company enters into agreements with third party service partners which define the action by a Pet Parent that results in the Company earning and receiving a commission fee from the third-party service partner.
Wag!’s service obligations are performed, and revenue is recognized for fees earned from PCGs related to the facilitation and completion of a pet service transaction between the Pet Parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the Pet Parent. Unused subscription amounts are recorded as gift card and subscription liabilities on the condensed consolidated balance sheet. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness and Pet Food & Treats revenue is recognized when an end-user completes an action or conversion activity.
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
Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options and RSUs. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
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
The Company generally recognizes compensation expense using a straight-line amortization method over the respective service period for awards that are ultimately expected to vest. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 has been reduced for actual forfeitures.
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger, have the contingent right to Earnout Shares as more fully described in Note 3 - Business Combinations. For Eligible Company Equityholders who were employees or members of management immediately prior to the completion of the Merger, the rights to the Earnout Shares fully vested on the Merger Date and represent a separate award from their existing share-based payment award. In addition, the rights of the Earnout awards are not dependent upon continued employment by the employee or management with the Company in order to receive the Earnout shares if the conditions of issuance are met in the future. The Company determined that the market condition will not affect the term over which the related compensation expense will be recorded because the employee is not required to be employed at the time the market condition is achieved in order to vest in the award. As such, all service conditions were met and, in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company recorded a charge to stock compensation of $23.9 million on the Merger Date for the full fair value of the employee and management Earnout Shares awarded.
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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the three months ended March 31, 2023 and 2022.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the CHW Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 9 - Debt for additional detail) to be equity classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 10 - Stockholders’ Deficit and Mezzanine Equity.
New Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Price Risk
We are exposed to market risks related to interest rates and market price sensitivity on certain financial obligations. Exposure to market risks primarily arise from the Blue Torch Credit Facility, Earnout Shares and Management Earnout Shares. The aforementioned financial obligations are included as they either bear a variable interest rate or are subject to equity price sensitivity. Additionally, rising interest rates may increase the amount we repay on our debt and could have a material adverse effect on our business. Please see Note 3 - Business Combinations and Note 9 - Debt of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1, of this quarterly report on Form 10-Q, for further detail.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.
Material Weakness Identified
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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended March 31, 2023.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Investing in Wag! Group Co. ("Wag!") involves risk. In deciding whether to invest in the Company, you should carefully consider the Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of Wag!. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.

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

WAG! GROUP CO.

Date: May 12, 2023	By:	/s/ Garrett Smallwood
	Name:	Garrett Smallwood
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Alec Davidian
	Name:	Alec Davidian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)