Form 10-Q
period 2023-06-30
Wag! Group Co.
filed 2023-08-09
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-40764
Wag! Group Co.
(Exact name of registrant as specified in its charter)

Delaware	88-3590180
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

55 Francisco Street, Suite 360 San Francisco, California	94133
(Address of principal executive offices)	(Zip Code)
(707) 324-4219
(Registrant’s telephone number, including area code)
Not applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 38,781,109 shares of common stock outstanding as of August 1, 2023.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward-looking words. Statements that are not historical in nature, including the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions are intended to identify forward-looking statements. These statements include those related to the Company’s ability to further develop and advance its pet service offerings and achieve scale; ability to attract personnel; and market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q, including but not limited to: market adoption of the Company’s pet service offerings and solutions; the ability of the Company to protect its intellectual property; changes in the competitive industries in which the Company operates; changes in laws and regulations affecting the Company’s business; the Company’s ability to implement its business plans, forecasts, and other expectations, and identify and realize additional partnerships and opportunities; and the risk of downturns in the market and the technology industry. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties, including information described under Part II, Item 1A: “Risk Factors" of this Quarterly Report on Form 10-Q and other documents filed by the Company from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,792	$38,966
Accounts receivable, net	7,762	5,872
Prepaid expenses and other current assets	1,984	2,585
Total current assets	34,538	47,423
Property and equipment, net	89	88
Operating lease right-of-use assets	1,210	695
Intangible assets, net	7,814	2,590
Goodwill	5,096	1,451
Other assets	2,092	64
Total assets	$50,839	$52,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,672	$7,174
Accrued expenses and other current liabilities	4,150	4,765
Deferred revenue	2,627	2,232
Deferred purchase consideration – current portion	750	750
Operating lease liabilities	253	306
Notes payable – current portion	1,427	1,264
Total current liabilities	18,879	16,491
Operating lease liabilities – non-current portion	981	435
Notes payable – non-current portion, net of debt discount and warrant allocation of $5,694 and $7,008 as of June 30, 2023 and December 31, 2022, respectively	25,570	24,970
Deferred purchase consideration – non-current portion	147	493
Other non-current liabilities	218	—
Total liabilities	45,795	42,389
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000 shares authorized as of both June 30, 2023 and December 31, 2022; 38,776 and 36,849 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	161,113	158,335
Accumulated deficit	(156,073)	(148,417)
Total stockholders’ equity	5,044	9,922
Total liabilities and stockholders’ equity	$50,839	$52,311
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Revenues	$19,820	$12,784	$40,443	$22,450
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,243	1,200	2,269	2,006
Platform operations and support	3,492	2,817	6,662	5,394
Sales and marketing	10,758	7,284	24,033	13,366
Royalty	1,791	—	1,791	—
General and administrative	4,821	2,398	9,805	4,765
Depreciation and amortization	375	145	756	297
Total costs and expenses	22,480	13,844	45,316	25,828
Other expense, net	65	—	9	—
Interest expense, net	1,659	17	3,289	49
Loss before income taxes and equity in net earnings of equity method investments	(4,384)	(1,077)	(8,171)	(3,427)
Income taxes	38	13	38	13
Equity in net earnings of equity method investments	553	—	553	—
Net loss	$(3,869)	$(1,090)	$(7,656)	$(3,440)
Loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.20)	$(0.56)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	38,109	6,129	37,590	6,125
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)		(in thousands)
Balance as of December 31, 2022	—	$—	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and restricted stock units			580	—	54		54
Stock-based compensation					1,342		1,342
Net loss						(3,787)	(3,787)
Balance as of March 31, 2023	—	—	37,429	4	159,731	(152,204)	7,531
Issuance of common stock from exercise of stock options and restricted stock units			1,298	—	36		36
Stock-based compensation					1,121		1,121
Shares issued for acquisition			49	—	225		225
Net loss						(3,869)	(3,869)
Balance as of June 30, 2023	—	$—	38,776	$4	$161,113	$(156,073)	$5,044

	Redeemable Preferred Stock – Mezzanine Equity		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	(in thousands)		(in thousands)
Balance as of December 31, 2021	24,545	$110	6,297	$1	$3,736	$(109,850)	$(106,113)
Reverse recapitalization	(686)	—	(176)	—			—
As adjusted, beginning of period	23,859	110	6,121	1	3,736	(109,850)	(106,113)
Issuance of Series P preferred stock, net of issuance costs	1,100	11					—
Stock-based compensation					54		54
Net loss						(2,350)	(2,350)
Balance as of March 31, 2022	24,959	121	6,121	1	3,790	(112,200)	(108,409)
Issuance of common stock from exercise of stock options			20	—	—		—
Stock-based compensation					40		40
Net loss						(1,090)	(1,090)
Balance as of June 30, 2022	24,959	$121	6,141	$1	$3,830	$(113,290)	$(109,459)
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flow from operating activities:
Net loss	$(7,656)	$(3,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,463	94
Amortization of debt discount on debt financing	1,314	—
Depreciation and amortization	756	297
Non-cash interest expense – deferred purchase consideration	36	58
Equity in net earnings of equity method investments	(553)	—
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	(1,850)	(1,854)
Prepaid expenses and other current assets	1,049	(59)
Operating lease right-of-use assets and liabilities	(8)	14
Other assets	(5)	—
Accounts payable	2,241	1,060
Accrued expenses and other current liabilities	(700)	(536)
Deferred revenue	368	220
Other non-current liabilities	218	—
Net cash used in operating activities	(2,327)	(4,146)
Cash flows from investing activities:
Purchases of short-term investments	—	(10,092)
Proceeds from sale and maturity of short-term investments	—	5,901
Payment of deferred purchase consideration	(382)	(375)
Cash paid for acquisitions, net of cash acquired	(9,503)	—
Cash paid for equity method investment	(1,470)	—
Purchase of property and equipment	(31)	(14)
Net cash used in investing activities	(11,386)	(4,580)
Cash flows from financing activities:
Proceeds from exercises of stock options	90	—
Payments on PPP loan and Blue Torch Financing Agreement	(551)	(220)
Proceeds from issuance of Series P preferred stock, net of issuance costs	—	10,925
Payment of offering costs	—	(2,169)
Net cash provided by (used in) financing activities	(461)	8,536
Net change in cash, cash equivalents, and restricted cash	(14,174)	(190)
Cash, cash equivalents, and restricted cash, beginning of period	38,966	2,628
Cash, cash equivalents, and restricted cash, end of period	$24,792	$2,438
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Business
Wag! Group Co. (“Wag!,” “Wag,” the “Company,” “we” or “our”) formerly known as CHW Acquisition Corporation (“CHW”) is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enable independent pet caregivers (“PCG”) to connect with Pet Parents (“Services”) and third party service partners to provide a suite of pet wellness services and products (“Wag! Wellness” or “Wellness”), including pet expert advice, pet wellness plans, and a pet insurance comparison tool. The platform allows Pet Parents (also referred to as “end-user(s)”), who require specific pet care services, to make service requests on the platform, which are then fulfilled by PCGs. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW , and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. (“Post-Combination Company”) and effectively assumed all of CHW’s material operations. Refer to Note 3 - Business Combinations for more information regarding the Merger.
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.
These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2023 and its results of operations, changes in stockholders’ deficit and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Certain Significant Risks and Uncertainties
The Company has experienced negative cash flows since inception and had an accumulated deficit of $156.1 million and $148.4 million as of June 30, 2023 and December 31, 2022, respectively. Historically, the Company has primarily financed its operations through equity financings. The Company believes that its existing cash and investments, together with cash generated from operations, will be sufficient to meet its operating needs for at least the next 12 months. However, these forecasts involve risks and uncertainties, and actual results could vary materially. The Company based this estimate on assumptions that may prove to be wrong, and could deplete its capital resources earlier than expected.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit as well as investments in money market funds that are readily convertible into cash and purchased with original maturities of three months or less.
Equity Method Investment
In November 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc. entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment is accounted for as an equity level investment and reflected in Other long-term assets within the Company’s condensed consolidated balance sheets, as the Company has less than 50% ownership and does not control the entity. The Company eliminates from its consolidated financial results all intercompany transactions, including the intercompany portion of transactions with equity method investees.
The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which will be reflected in the condensed consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2023, management believes the carrying value of its equity method investments were recoverable in all material respects.

Accounts Receivable
Accounts receivable primarily represent amounts charged by payment processors on behalf of the Company that are in the process of clearing. These amounts are generally cleared in one to three business days. Additionally, the Company records accounts receivable for commission fees earned but not yet received from third parties in connection with Wag! Wellness and Pet Food & Treats services. Substantially all accounts receivable are collected and bad debt expense or the allowance for doubtful accounts were not material as of the six months ended June 30, 2023 and 2022.
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
Impairment of Intangible Assets
The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the six months ended June 30, 2023 and 2022.
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

Stock-Based Compensation
The Company has an equity incentive plan under which it grants equity awards, including stock options and restricted stock units (“RSUs”). The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.
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
The Company recognizes compensation expense using a straight-line amortization method over the respective service period for awards that are ultimately expected to vest. Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 has been reduced for actual forfeitures.
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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the three and six months ended June 30, 2023 and 2022.
Fair Value Measurements
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

The carrying amounts of financial instruments, including cash equivalents, investments, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair value due to their short period of maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
Concentration of Credit Risk
Cash, cash equivalents, investments, and amounts at payment processors are potentially subject to concentration of credit risk. Such balances are maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, such deposits may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its deposits.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. Through its Services offerings, the Company principally generates Services revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a Pet Parent. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of the Company’s arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
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

Gift Cards
The Company sells gift cards that can be redeemed by Pet Parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in Deferred revenue within the Company’s condensed consolidated balance sheets until Pet Parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to PCGs. Unused gift cards are recorded as gift card and subscription liabilities on the consolidated balance sheet.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote.
Incentives
The Company offers discounts and promotions to encourage use of the Company’s platform. These are offered in various forms of discounts and promotions and include:
•Targeted Pet Parent discounts and promotions: These discounts and promotions are offered to a limited number of Pet Parents in a specific market to acquire, re-engage, or generally increase Pet Parents’ use of the platform, and are akin to a coupon. The Company records the cost of these discounts and promotions as sales and marketing expenses at the time they are redeemed by the Pet Parent.
•Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the price Pet Parents pay PCGs for services. These promotions result in a lower fee earned by the Company from the PCG. Accordingly, the Company records the cost of these promotions as a reduction of revenues at the time the PCG service is completed. Discounts on services offered through our subscription program are also recorded as a reduction of revenues.
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
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team, advertising expenses, and Pet Parent incentives. Sales and marketing expenses are expensed as incurred. Advertising expenses, excluding the impact of partnership investment costs, amounted to $1.6 million and $1.6 million during the three months ended June 30, 2023 and 2022, respectively, and $3.7 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively.
General and Administrative
General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, and legal, as well as insurance and other expenses used to operate the business.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with the Company’s property and equipment. Amortization includes expenses associated with the Company’s capitalized software and website development, as well as acquired intangible assets.

Loss Per Share
The Company computes loss per share following the two-class method required for multiple classes of common stock and participating securities. The Company had redeemable preferred stock as of June 30, 2022 and considers the redeemable preferred stock to be participating securities. The two-class method requires net income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all net income (loss) for the period had been distributed. The holders of the Company’s redeemable preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable preferred stock and common stock pro rata. In connection with the Merger, all of the Company's redeemable preferred stock was converted to common stock (refer to Note 3 - Business Combinations for more information regarding the Merger). Holders of the Company’s redeemable preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the three and six months ended June 30, 2022 were not allocated to these participating securities.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share because all potentially dilutive securities are anti-dilutive.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the CHW Business Combination qualify for equity accounting treatment. Additionally, the Company considers its warrants ("Lender Warrants") issued in conjunction with the Blue Torch Financing Arrangement (see Note 9 - Debt for additional detail) to be equity-classified since they do not meet the liability classification criteria. For further detail on the Company's Warrants (Public, Private and Lender), refer to Note 10 - Stockholders’ Deficit and Mezzanine Equity.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans, and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU 2016-13 for public business entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC. ASU 2016-13 is effective for SRCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of ASU 2020-06 but does not anticipate ASU 2020-06 will have a material impact on its consolidated financial statements and related disclosures.
3. Business Combinations
Business Combination with CHW
As described in Note 1, the Merger with CHW was consummated on August 9, 2022 . The CHW Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, CHW was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the CHW Business Combination was treated as the equivalent of Wag! issuing shares for the net assets of CHW, accompanied by a recapitalization. The shares and net earnings (loss) per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock). The net assets of CHW have been recognized at carrying value, with no goodwill or other intangible assets recorded. Wag! accounted for the acquisition of CHW based on the amount of net assets acquired upon consummation.
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
In connection with the Special Meeting and the CHW Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $23.9 million was placed in escrow (and classified as Restricted Cash) in accordance with the Forward Share Purchase Agreements (see section below titled "Forward Share Purchase Agreements" for additional information). As of the date of the Merger, the Company also entered into a financing arrangement Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 9 - Debt for additional information). Additionally, the Company received $5 million from a PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.
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
Forward Share Purchase Agreements
Simultaneously with the closing of the CHW Business Combination, the Company deposited $24.7 million into an escrow account pursuant to Forward Share Purchase Agreements ("FPAs") entered into by CHW on August 5, 2022. In accordance with the FPAs, on the date of the purchase by the Company of the Investor Shares ("Put Date"), the participating investors could elect to sell and transfer to the Company, and the Company would purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the Merger Date. In conjunction with the sale of the Investor Shares to the Company, each Investor was obligated to notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor was exercising its right to sell the Investor Shares that such Investor held to the Company pursuant to the FPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice was timely delivered by an Investor to the Company and the Escrow Agent, the Company was obligated to purchase from such Investor the Investor Shares held by such Investor on the Put Date. If the Investor sold any Investor Shares in the open market after the Merger Date and prior to Put Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent would release from the escrow account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.
The Company’s purchase of the Investor Shares will be made with funds from the escrow account attributed to the Investor Shares. In the event that an Investor sold any Investor Shares in an Early Sale, it was required to provide notice to the Company and the Escrow Agent within three business days of such sale, and the Escrow Agent would release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Investor Shares which the Investor has sold. In the event that the Investor chooses not to sell to the Company any Investor Shares that the Investor owned as of the three-month anniversary of the Merger Date, the Escrow Agent would release all remaining funds from the escrow account for the Company’s use without restriction. The Company accounts for the FPAs as a derivative liability, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. For more information, see Note 6 - Fair Value Measurements.

On November 1, 2022, the Company entered into an amendment to an FPA (the “Amended Agreement”) for approximately 955 thousand shares. The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, holders of 1.4 million shares subject to Forward Share Purchase Agreements, elected to have the Company repurchase their remaining shares for an aggregate repurchase price of $14.8 million. The remaining investor and holder of 955 thousand shares did not elect to sell its shares to the Company as of the extension date per the Amended Agreement and, as such, the Escrow Agent released the corresponding funds from the escrow account for the Company’s use without restriction in total of $9.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch Finance, LLC. See Note 9 - Debt for additional information.
Reverse Recapitalization
The following table reconciles the elements of the CHW Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2022 (in thousands):

Reverse Recapitalization
(in thousands)
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,488)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs as of the Merger Date	11,726
Reversal of APIC impact recorded upon issuance of Forward Share Purchase Agreements ("FPAs") in August 2022	(23,203)
Cash received from FPA at Put Date	9,837
APIC impact of FPA at Put Date, net of cash received	4,229
Proceeds from merger with CHW, net of issuance costs as of December 31, 2022	$2,589

Number of Shares
(in thousands)
CHW public shares, prior to redemptions(1)	12,500
Less redemption of CHW shares	(9,594)
CHW public shares, net of redemptions	2,906
Sponsor Shares	3,118
PIPE and Backstop Shares	500
CHW Business Combination and Financing Shares	6,524
Other share activity (Analyst Shares(2), Warrant Exercises)	122
CHW Business Combination, Financing Shares and Other Related Shares	6,646
Legacy Wag! Shares(3)	31,100
Total shares of common stock immediately after CHW Business Combination	37,746

(1)    Includes 2,393,378 shares of common stock of the Company subject to the Forward Share Purchase Agreements.
(2)    50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share.

(3)The number of Legacy Wag! shares was determined from the shares of Legacy Wag! common and preferred stock outstanding immediately prior to the closing of the CHW Business Combination of 30,863,283, which are presented net of the common and preferred stock redeemed, converted at the exchange ratio of approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common and preferred stock, with the exception of 1,100,000 Legacy Wag! Series P Shares which converted into the Company’s common stock on a one-for-one basis.
Earnout Compensation
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! Option or a Legacy Wag! RSU Award (collectively "Eligible Company Equityholders") at the date of the Merger have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000 and 5,000,000 shares of Wag! common stock, respectively. The Earnout Shares will be issued following the CHW Business Combination, only if certain Wag! share price conditions are met over a three-year period from the effective Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three year period from the Merger Date as defined in the CHW Business Combination Agreement as:
1. 5,000,000 shares are earned if the stock price of the Company is or exceeds $12.50 for 20 out of any 30 consecutive trading days (“Triggering Event I”)
2. 5,000,000 shares are earned if the stock price of the Company is or exceeds $15.00 for 20 out of any 30 consecutive trading days (“Triggering Event II”); and
3. 5,000,000 shares are earned if the stock price of the Company is or exceeds $18.00 for 20 out of any 30 consecutive trading days (“Triggering Event III”) (collectively, the “Triggering Events”).
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
The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout Shares are equity-classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout Shares are not included in shares outstanding. As of the date of the CHW Business Combination, the Earnout Share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and $18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the CHW Business Combination Agreement. The following table provides a range of assumptions used to determine fair value:

	Stock Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
Earnout Shares	$8.28	—%	44.00%	3.20%	3 years
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

Acquisition of Compare Pet Insurance
On August 3, 2021, the Company acquired Compare Pet Insurance, Inc. ("CPI") for $3.5 million in cash consideration, and $0.2 million in common stock consideration, consisting of a total of 639,000 units of common stock. Of the cash consideration purchase price, $1.5 million was paid on the acquisition date and the remaining $2.0 million paid pro-rata quarterly over the next three years starting in the fourth quarter of 2021. The deferred purchase consideration, which was recorded at its fair value on the acquisition date, is presented in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet, were $0.9 million and $1.2 million, respectively.
Acquisition of Dog Food Advisor
On January 5, 2023, the Company entered into an Asset Purchase Agreement with Clicks and Traffic LLC (“Dog Food Advisor”) to purchase its Dog Food Advisor (“DFA”) assets for $9.0 million in cash consideration. Of the cash consideration purchase price, $8.1 million was paid on the acquisition date and the remaining $0.9 million was deposited into an escrow account as an indemnification hold back for a period of 12 months. No working capital was acquired from Dog Food Advisor. The Company incurred less than $0.1 million in transaction-related costs during the first quarter of 2023 in connection with the acquisition of DFA, which are included in general and administrative expenses within the Company’s condensed consolidated statement of operations.
The purchase consideration allocation was as follows:

January 5, 2023
(in thousands)
Intangible assets	$5,950
Goodwill	3,050
Total purchase consideration	$9,000
The table below summarizes the fair value and the estimated useful lives of the acquired intangible assets:

	January 5, 2023	Estimated Useful Life
	(in thousands)
Developed technology and website content	$1,950	5 years
Strategic customer relationships and subscriber lists	3,600	8 years
Trademarks	400	10 years
Total intangible assets	$5,950
As of June 30, 2023, the purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the DFA acquisition remains preliminary as the Company is in the process of obtaining necessary information from its valuation specialist and assessing the acquired intangible assets in order to finalize the accounting for the business combination. The preliminary purchase price allocation has been developed based on estimates with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives, and associated amortization recorded. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
Pro forma disclosures required under ASC 805-10-50 are not presented because the pro forma impacts on the current period and prior year comparable period are not material.

Acquisition of Maxbone, Inc.
On April 6, 2023, the Company acquired Maxbone, Inc., a top-tier digital platform for modern pet essentials, for $0.5 million in cash consideration and 100,000 common shares with a fair value of $0.2 million as of the closing date. Of the $0.2 million of common stock consideration, $0.1 million was issued on the acquisition date and the remaining $0.1 million will be issued in the future after the indemnification holdback period expires 12 months after the acquisition close. The acquisition expanded the Company’s reach into the Pet Supplies market, while remaining committed to the needs and standards of the premium Pet Parent.
4. Revenue
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Services revenue	$6,211	$5,675	$11,608	$10,107
Wellness revenue	12,025	7,109	25,880	12,343
Pet food & treats revenue	1,584	—	2,955	—
Total revenue	$19,820	$12,784	$40,443	$22,450
5. Contract Liabilities
The timing of services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $2.6 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.6 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage on gift cards was $0.4 million for the three and six months ended June 30, 2023 and was not material for the three and six months ended June 30, 2022.
6. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$17,980	$—	$—	$17,980
Total cash equivalents	17,980	—	—	17,980
Total assets at fair value	$17,980	$—	$—	$17,980

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$31,690	$—	$—	$31,690
Total cash equivalents	31,690	—	—	31,690
Total assets at fair value	$31,690	$—	$—	$31,690
Unrealized gains and losses were not material for each of the three and six months ended June 30, 2023 and 2022.
7. Leases
Operating Leases
The Company leases its facilities under non-cancellable lease agreements which expire between 2023 and 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the noncancellable lease term.
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
In June 2023, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona to replace its existing office space in Phoenix described above. The base rent is approximately $0.9 million in the aggregate over the original lease term of 65 months from the commencement date.
As of June 30, 2023, maturities of operating lease liabilities were as follows:

Amount
(in thousands)
2023	$79
2024	414
2025	424
2026	216
2027	175
2028	163
Total lease payments	$1,471
The weighted average remaining lease term and the weighted average discount rate of the Company’s operating leases was 3.9 years and 7.9%, respectively, as of June 30, 2023. The discount rates are based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

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
Given the inherent uncertainties and unpredictability of litigation, the ultimate outcome of ongoing matters cannot be predicted with certainty but the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense, and settlement costs, diversion of management resources, and other factors. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances changes, or contingencies are resolved; such changes are recorded in the accompanying statements of operations during the period of the change and reflected in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.
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
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment, of $1.7 million in unemployment insurance contributions for our independent contractors. In April 2022, the California Employment Development Department ("CA EED") initiated a routine employment tax audit of the Company. We are engaged in ongoing discussions with the CA EDD, including providing additional data that has been requested, in order to determine what, if any, additional assessments are warranted. CA EDD alleges the Company owes approximately $1.3 million in unemployment insurance contributions for our independent contractors. In response, we submitted a Petition for Reassessment and intend to defend ourselves vigorously in this pending matter. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.

In August 2018, the New York State Department of Labor (“DOL”) issued an Investigation Report assessing the Company with approximately $248,000 in unemployment insurance contributions for our independent contractors. On May 19, 2023, the DOL issued a letter indicating an amount due of approximately $426,000, which represented the amount of the assessment plus interest. On July 11, 2023, the Company issued payment to the DOL for the amount due.

In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, we reached an agreement in principle to settle all claims for $500,000 with an initial payment up front and the remaining payments over 25 months. The $500,000 has been recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and recorded a corresponding accrued liability within the Company’s condensed consolidated balance sheet as of June 30, 2023.
As of June 30, 2023, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
9. Debt
As of June 30, 2023, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2023	$713
2024	1,751
2025	30,227
Total principal payments	$32,691
PPP Loan
In August 2020, the Company received loan proceeds of $5.1 million from a financial institution pursuant to the Paycheck Protection Program (the “PPP Loan”) as administered by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of which $3.5 million was subsequently forgiven. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. Principal and interest payments are payable monthly and the balance as of June 30, 2023 was $1.0 million.
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

The Credit Facility matures in three years after the Closing Date and is subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the principal amount of the Credit Facility in the first year after closing, 3.00% of the principal amount of the Credit Facility in the second year after closing, and 5.00% of the principal amount of the Credit Facility in the third year after closing. The remaining outstanding principal balance of the Credit Facility is due and payable in full on the maturity date. In addition to scheduled amortization payments, the Credit Facility contains customary mandatory prepayment provisions that require principal prepayments of the Credit Facility upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds, and receipt of proceeds of non-permitted debt. The Credit Facility may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing, 2.00% of the principal amount of such prepayment in the second year after closing, and 0% thereafter.
The Credit Facility contains customary representations and warranties, affirmative covenants, financial reporting requirements, negative covenants and events of default. The negative covenants included in the Financing Agreement impose restrictions on the ability of Legacy Wag, the guarantors, and their subsidiaries to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets, and enter into transactions with affiliates, in each case, subject to certain customary exceptions. In addition, the Credit Facility requires compliance with certain financial covenants, specifically a monthly minimum revenue covenant and a minimum liquidity covenant.
Legacy Wag’s obligations under the Blue Torch Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement (the "Financing Agreement"). Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement entered into on August 9, 2022. The Blue Torch Financing Agreement establishes the following financial covenants: (i) Legacy Wag's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) Liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of June 30, 2023. During the first quarter of 2023, the Company received a waiver regarding covenants for timely reporting and execution of agreements with respect the creation of a new wholly owned subsidiary to hold the Dog Food Advisor assets. The facility was fully drawn upon as of June 30, 2023. For the three and six months ended June 30, 2023, the Company incurred interest expense of $1.2 million and $2.4 million, respectively, at an annual interest rate of 15.16%.
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

The Company classifies the Lender Warrants as equity on its consolidated balance sheet as of June 30, 2023. As the Warrants are classified as equity warrants, the Company will not remeasure the Warrants each accounting period. The Company estimated the fair value of warrants exercisable for common stock using the Black-Scholes option valuation model. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.

	Carrying Value as of June 30, 2023	Exercise Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term (in years)
	(in thousands)
Lender Warrants	$6,104	$11.50	—%	33.00%	2.97%	10
As the Lender Warrants are not liability-classified instruments, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
10. Stockholders’ Equity (Deficit) and Mezzanine Equity
Accumulated Other Comprehensive Income
Changes to accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022 were not material.
Preferred Stock
On January 28, 2022, Legacy Wag! issued 1.1 million convertible preferred shares (“Series P”) in exchange for $11 million of cash. Series P was issued on substantially similar terms to Legacy Wag!’s other convertible preferred share issuances, except for the Series P convertible share agreement, which contained an adjustment provision that provided for additional shares to be issued based on a formula if the proposed Merger was not completed, as defined in the Company’s A Certificate of Incorporation. Upon consummation of the Merger, the Series P shares converted into the Company’s common stock on a one-for-one basis.
In connection with the Merger, all redeemable convertible preferred stock were converted to common stock of the Company. As such, all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described above), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate of approximately 0.97.
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2023, no shares of preferred stock were issued and outstanding.
Common Stock
For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio of approximately 0.97 with the exception of the authorized shares and shares reserved for issuance.
Stock Option Plan
Under the Company’s 2014 Stock Option Plan (the “2014 Plan”), options may be granted at fair value, generally vest over four years, and expire in ten years. The 2014 Plan was not modified as a result of the Merger; however as of the Merger closing, the Company no longer grants options under the 2014 Plan.

The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	7,194	$0.40	7.19 years	$19,292
Granted	—	$—
Exercised	(920)	$0.10
Forfeited or expired	(2)	$0.18
Outstanding as of June 30, 2023	6,272	$0.44	6.67 years	$11,000

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
Restricted Stock Units (“RSUs”)
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
The following table summarizes the activities for all restricted stock units under the Company’s stock-based compensation plans for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	4,195	$2.44
Granted	119	$2.14
Vested	(958)	$2.45
Forfeited	(130)	$2.36
Outstanding and nonvested as of June 30, 2023	3,226	$2.42
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Operations and support	$269	$9	$606	$18
Sales and marketing	163	2	359	5
General and administrative	689	29	1,498	71
Total stock-based compensation expense	$1,121	$40	$2,463	$94
As of June 30, 2023, the total unrecognized compensation cost related to all nonvested restricted stock units was $7.3 million and the related weighted-average period over which it is expected to be recognized was approximately 2.22 years. The Company recognizes RSU compensation over a straight-line basis over the service period of the entire award, subject to the application of an estimate for forfeitures.

Common Stock Warrants
Legacy Wag! Common Warrants
Prior to January 2019, the Company granted 91,310 warrants to purchase common stock. The weighted average exercise price for the warrants were $1.54, and the term of the warrants were 10 years. The warrants were valued on the date of grant using the Black-Scholes Merton ("Black-Scholes") option pricing model. Upon consummation of the Merger, these warrants were unexercised at the date of the Merger and, as a result, were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants. During the quarter ended September 30, 2022, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares.
CHW Public and Private Placement Warrants
Prior to the Merger, CHW issued 12,500,000 of Public Warrants and 4,238,636 of Private Warrants (together, the “Warrants”) in connection with its initial public offering to CHW Acquisition Sponsor, LLC, the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Placement Warrants originally issued to CHW and the 12,500,000 shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the CHW Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the CHW Business Combination, or earlier upon redemption or liquidation.
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

	Share Price	Exercise Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term

CHW Warrants	$10.00	$11.50	—%	22.00%	1.31%	5 years
The fair value as of September 1, 2021 was $1.32 per share. As of June 30, 2023, the Company had 12,500,000 of Public Warrants and 3,895,564 of Private Warrants outstanding, respectively.
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

11. Income Taxes
The Company recognized income tax expense of $38 thousand for both the three and six months ended June 30, 2023, and $13 thousand for both the three and six months ended June 30, 2022. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to the interim earnings. The tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, are recorded in the interim period in which they occur. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. As of June 30, 2023 and December 31, 2022, and consistent with all prior periods, the Company continued to maintain a full valuation allowance against all of it deferred tax assets in light of its history of cumulative net losses.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Series Seed convertible preferred shares	—	4,377
Series A convertible preferred shares	—	5,903
Series B convertible preferred shares	—	6,507
Series C convertible preferred shares	—	7,072
Series P convertible preferred shares	—	1,100
Earnout Shares	15,000	—
Options and RSUs issued and outstanding	9,498	7,499
Warrants issued and outstanding	18,292	89
Delayed share issuance related to acquisition	51	—
Total	42,841	32,547
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of June 30, 2023.

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
Wag! was founded in 2015 to solve the guilt and stress of owning a pet. There are over 90.5 million U.S. households with a pet, and for many Pet Parents, leaving their pet alone creates stress and guilt, as the existing solutions are limited. We launched the Wag! platform to solve these problems because lonely pets deserve healthier and happier lives. Wag! enabled on-demand pet services, allowing us to provide a mobile first experience for 98% of Pet Parents on the app. With numerous on-demand or scheduled service options provided by PCGs to Pet Parents through the platform, we have created a trusted pet service platform for Pet Parents. This has led to approximately 75% of Pet Parents not being physically at home while services are being delivered and high-frequency service utilization where Pet Parents use Wag! an average of four to five times a month. We have built a compelling and trusted consumer brand with a high level of customer engagement, effectively creating a solid platform to leverage as we rapidly expand our business to new product lines.
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
We are one of the largest, online marketplaces for pet care and strive to be the #1 platform for busy Pet Parents, offering access to 5-star dog walking, pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of 450,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies. Making Pet Parents happy is what we do best. Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once synonymous purely for pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy which delivers software to simplify pet prescriptions. We have experienced consistent strong growth year over year from 2021 to 2022, increasing annual revenue by over 170%. Additionally, in 2023, Wag! has expanded into the $50 billion Pet Food & Treats market in an inimitable manner by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. It's simple, Wag! exists to make pet ownership possible and bring joy to pets and those who love them. In April 2023, we acquired Maxbone, Inc., a top-tier digital platform for modern pet essentials.
Principal Factors Affecting Our Results of Operations and Material Trends
Our results are impacted by the general economic environment, conditions and trends relating to pet ownership and demand for services, competition with other pet service providers, and other factors including promotions, seasonality, and the effectiveness of our marketing and advertising campaigns. The primary factors that impact our results and present significant opportunities, as well as pose risks and challenges, are described below. We believe that our performance and future success depend on the factors discussed below, those described in the section titled “Risk Factors” included within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and elsewhere in this document.

Investment in New Services
Founded in 2015, we were one of the first on-demand pet services platforms. Since then, we have remained committed to expanding our offerings and the reach of our platform. For example, in the past 24 months, we have launched new features in an effort to increase engagement by both Pet Parents and PCGs on our platform. For Pet Parents we have innovated the platform by launching features such as the Premium Benefits Center to offer exclusive discounts on pet care products, as well as multi-day rebooking functionality and, improving the Browse and Book experience to simplify how Pet Parents discover and book with more than 450,000 highly-rated local overnight sitters, boarders, walkers, and trainers. In the fourth quarter of 2022, we released Wag! Neighborhood Network, which enables Pet Parents to not only filter across more than 21 unique specialties but also discover a great local PCG right in their neighborhood. Functionality such as this demonstrates our commitment to the strategy element of accelerating growth in existing markets through a best in class experience. For PCGs, we optimized the sign-up experience and Notes from PCGs allowing them to make a more informed decision before requesting a service, added features to provide them with the opportunity to fulfill highest priority requests, the ability to set their own prices, take and share Notes between PCGs allowing them to make more informed decisions prior to a service, and the ability to expand their reach to new customers and grow their business with social media links to their profile, in-app viral sharing and custom HTML Craigslist links, as well as the opportunity to access advice from seasoned veterans on the platform and tips to help them grow a successful pet care business.
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
Investment in Innovation and Technology
The continued development of our platform capabilities and digital ecosystem requires substantial ongoing investment in resources and technology infrastructure, which can impact EBITDA. Our ability to continue to incorporate or develop innovative tools in line with our growth is crucial to ensuring the success of our strategy. As discussed above in "Investment in New Services,” we are committed to innovating new products and features. In addition, we are continuously integrating and evaluating acquisitions to enhance our technology platforms and launch features that are most beneficial to PCGs, Pet Parents, and third-party service partners.
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

Pet Ownership Trends
We believe the demand for high-quality, personalized pet care far exceeds the existing market due to the increases in pet adoption and return to office policies being implemented. As of the end of December 2022, although we saw a steady rise throughout the year, less than 50% of people were back in-office according to Kastle data. According to a study performed by Adzuna research in November 2022, this number is expected to rise as employers openly state firmer in-office policies in 2023. The study also indicated that the proportion of open roles specifying an “office-based” requirement rose to a 19-month high of 4.2%. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet Health Insurance Association, there was an increase of approximately 30% from 2020 to 2021 of in-force insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market. We are focused on taking advantage of this significant opportunity to expand the base of Pet Parents using the Wag! platform given the increased size of the market in which we operate. We believe that the high volume of new Pet Parents, as well as return to office policies, may continue to have a positive effect on the number of bookings for pet services and other pet related services over the longer term.
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
Effectiveness of our Word-of-Mouth, Marketing, and Advertising Activities
Our objective for long-term, sustained growth is to create a platform that results in existing Pet Parents becoming repeat bookers, together with attracting new Pet Parents to the platform and converting them into repeat bookers, thus generating a lifetime of bookings from the Pet Parent. We attract Pet Parents and PCGs to the platform through word-of-mouth and a variety of other channels, such as social media, video, and other online and offline channels. The easy to use and convenient platform organically drives word-of-mouth marketing and references amongst Pet Parents. Additionally, our brand awareness advertising activities, including social media and television advertisements, allow us to reach new Pet Parents and PCGs.
When assessing the efficiency and effectiveness of our marketing spend, we monitor, amongst other things, new sign ups and first-time booking activity on the platform.
Our ability to attract Pet Parents to the platform is very efficient as we benefit from the network effects associated with our platform.
Seasonality
Wag! experiences seasonality in booking volume, which Wag! expects to continue and may become more substantial. Historically, Wag! has experienced lower walking service requests on the platform during holiday periods, offset by higher sitting and boarding requests during these periods.
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
The Business Combination Agreement and Public Company Costs
On February 2, 2022, Wag!, CHW, and the Merger Sub entered into the CHW Business Combination Agreement. Pursuant to the CHW Business Combination Agreement, at the Closing, Merger Sub was merged with and into Wag!, with Wag! continuing as the surviving corporation following the Merger, being a wholly owned subsidiary of CHW and the separate corporate existence of Merger Sub ceased. Upon the completion of the CHW Business Combination, Wag! became the successor registrant with the SEC.
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
Upon the Closing of the CHW Business Combination and the PIPE and Backstop Investment, the most significant change in our reported financial position and results of operations was an increase in cash, including $29.3 million, of which $24.7 million is held in escrow, $5.0 million in gross proceeds from the PIPE and Backstop Investment by the PIPE and Backstop Investor, and financing arrangement proceeds of $29.4 million. Total direct and incremental transaction costs of CHW and Wag! were approximately $23.6 million, substantially all of which were offset to additional-paid-in-capital as costs related to the reverse recapitalization. Transaction costs were approximately $12.0 million for Wag! and $11.6 million for CHW for legal, financial advisory, and other professional fees incurred in consummating the CHW Business Combination.

Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
Revenues
We provide an online marketplace that enables Pet Parents to connect with PCGs for various pet services. We recognize revenues in accordance with ASC 606, Revenue from Contracts with Customers, from four distinct streams: (1) service fees charged to PCGs, (2) subscription and other fees paid by Pet Parents for Wag! Premium, (3) joining fees paid by PCGs to join and be listed on our platform (4) wellness revenue through affiliate fees, and (5) Pet Food & Treat revenue also through affiliate fees. For some of the Company’s arrangements with third-party service providers, the transaction price is considered variable and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
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
Royalty
Royalty expenses represent fees paid by us to be the exclusive marketer of certain pet insurance policies through our CPI business.
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
Non-GAAP Measures
We regularly review several metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and the most directly comparable GAAP measure is net income (loss). Please refer to the “Adjusted EBITDA and Adjusted EBITDA Margin” section below for further discussion with respect to how we define these measures, as well as for reconciliations to the most comparable U.S. GAAP measures. Adjusted EBITDA and Adjusted EBITDA margin provide a basis for comparison of our business operations between current, past, and future periods by excluding items from net income (loss) that we do not believe are indicative of our core operating performance. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and may not be comparable to similarly titled amounts used by other companies or persons because they may not calculate these non-GAAP measures in the same manner.
The following tables present our non-GAAP measures and key performance indicators for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except percentages)
U.S. GAAP measures:
Revenues	$19,820	$12,784	$40,443	$22,450
Net loss	$(3,869)	$(1,090)	$(7,656)	$(3,440)
Net loss margin	(19.5)%	(8.5)%	(18.9)%	(15.3)%
Net cash provided by (used in) operating activities	$1,253	$(1,901)	$(2,327)	$(4,146)
Non-GAAP measures:
Adjusted EBITDA (loss)	$107	$(875)	$(290)	$(2,987)
Adjusted EBITDA (loss) margin	0.5%	(6.8)%	(0.7)%	(13.3)%
Adjusted EBITDA and Adjusted EBITDA Margin
In addition to revenues and net loss, which are measures presented in accordance with U.S. GAAP, management believes that Adjusted EBITDA and Adjusted EBITDA margin provide relevant and useful information that is widely used by analysts, investors, and competitors in our industry to assess performance. We define Adjusted EBITDA as net loss adjusted for interest expense, net; income taxes; depreciation and amortization; stock-based compensation; as well as other items to be consistent with definitions typically used by lenders, including transaction costs. Additionally, we exclude the impact of certain non-recurring items which are not indicative of our operating performance, including but not limited to, business combination transaction and integration costs. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenues. However, you should be aware that when evaluating Adjusted EBITDA and Adjusted EBITDA margin, Wag! may incur future expenses similar to those excluded when calculating these measures. Wag!’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Wag! compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA and Adjusted EBITDA margin on a supplemental basis. Wag!’s computation of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin below and not rely on any single financial measure to evaluate Wag!’s business.
Adjusted EBITDA and Adjusted EBITDA margin are useful to an investor in evaluating our performance because these measures:
•are widely used by analysts, investors, and competitors to measure a company’s operating performance;
•are used by our lenders and/or prospective lenders to measure our performance; and
•are used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA (loss):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except percentages)
Net loss	$(3,869)	$(1,090)	$(7,656)	$(3,440)
Interest expense, net	1,659	17	3,289	49
Income taxes	38	13	38	13
Depreciation and amortization	375	145	756	297
Stock-based compensation	1,121	40	2,463	94
Integration and transaction costs associated with acquired business	152	—	189	—
Severance costs	131	—	131	—
Legal settlement	500	—	500	—
Adjusted EBITDA (loss)	$107	$(875)	$(290)	$(2,987)
Revenues	$19,820	$12,784	$40,443	$22,450
Adjusted EBITDA (loss) margin	0.5%	(6.8)%	(0.7)%	(13.3)%

Comparison of the Three and Six Months ended June 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated operations data for the three and six months ended June 30, 2023 and 2022. The information has been prepared on the same basis as our unaudited consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and includes, in our opinion, all adjustments necessary to state fairly our results of operations for these periods. This data should be read in conjunction with our audited consolidated statements of operations for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, included elsewhere herein. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
	(in thousands, except percentages)
Revenues	$19,820	$12,784	7,036	55.0%	$40,443	$22,450	17,993	80.1%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,243	1,200	43	3.6%	2,269	2,006	263	13.1%
Platform operations and support	3,492	2,817	675	24.0%	6,662	5,394	1,268	23.5%
Sales and marketing	10,758	7,284	3,474	47.7%	24,033	13,366	10,667	79.8%
Royalty	1,791	—	1,791	100.0%	1,791	—	1,791	100.0%
General and administrative	4,821	2,398	2,423	101.0%	9,805	4,765	5,040	105.8%
Depreciation and amortization	375	145	230	158.6%	756	297	459	154.5%
Total costs and expenses	22,480	13,844	8,636	62.4%	45,316	25,828	19,488	75.5%
Other expense, net	65	—	65	100.0%	9	—	9	100.0%
Interest expense, net	1,659	17	1,642	9658.8%	3,289	49	3,240	6612.2%
Loss before income taxes and equity in net earnings of equity method investments	(4,384)	(1,077)	(3,307)	307.1%	(8,171)	(3,427)	(4,744)	138.4%
Income taxes	38	13	25	192.3%	38	13	25	192.3%
Equity in net earnings of equity method investments	553	—	553	100.0%	553	—	553	100.0%
Net loss	$(3,869)	$(1,090)	(2,779)	255.0%	$(7,656)	$(3,440)	(4,216)	122.6%

*    Comparisons between positive and negative numbers and with a zero are not meaningful.
**    Percentage figures included in the below section have been calculated on the basis of rounded figures as presented and not on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the table above or the condensed consolidated financial statements.

Revenues
Revenues increased by $7.0 million, or approximately 55.0%, from $12.8 million for the three months ended June 30, 2022 to $19.8 million for the three months ended June 30, 2023. The increase was primarily attributable to a $4.9 million increase in Wellness revenue as a result of increased activity and a $1.6 million increase in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023. The increase also includes a $0.5 million increase in Service revenue from increased Pet Parents’ engagement of PCGs to provide pet care services as a result of increased return-to-office and travel trends and growth of Wag! Premium subscriptions.
Revenues increased by $18.0 million, or approximately 80.1%, from $22.5 million for the six months ended June 30, 2022 to $40.4 million for the six months ended June 30, 2023. The increase was primarily attributable to a $13.5 million increase in Wellness revenue as a result of increased activity and a $3.0 million increase in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023. The increase also includes a $1.5 million increase in Service revenue from increased Pet Parents’ engagement of PCGs to provide pet care services as a result of increased return-to-office and travel trends and growth of Wag! Premium subscriptions.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, remained flat at $1.2 million for both the three months ended June 30, 2023 and 2022.
Cost of revenues, exclusive of depreciation and amortization, increased by $0.3 million, or approximately 13.1%, from $2.0 million for the six months ended June 30, 2022 to $2.3 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in product costs in connection with the sale of merchandise and an increase in payment processing fees driven by higher transaction volume.
Platform Operations and Support
Platform operations and support expenses increased by $0.7 million, or approximately 24.0%, from $2.8 million for the three months ended June 30, 2022 to $3.5 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.3 million increase related to the inclusion of our new maxbone business and a $0.3 million increase due to higher stock-based compensation.
Platform operations and support expenses increased by $1.3 million, or approximately 23.5%, from $5.4 million for the six months ended June 30, 2022 to $6.7 million for the six months ended June 30, 2023. The increase was primarily attributable to a $0.9 million increase in employee personnel costs related to our expansion initiatives in the operations and technology areas, a $0.3 million increase related to the inclusion of our new maxbone business, and a $0.3 million increase in software costs to support growth in our business.
Sales and Marketing
Sales and marketing expenses increased by $3.5 million, or approximately 47.7%, from $7.3 million for the three months ended June 30, 2022 to $10.8 million for the three months ended June 30, 2023. The increase was primarily attributable to a $3.2 million increase from expanding existing partnership relationships, as well as investing in new partnerships.
Sales and marketing expenses increased by $10.7 million, or approximately 79.8%, from $13.4 million for the six months ended June 30, 2022 to $24.0 million for the six months ended June 30, 2023. The increase was primarily attributable to a $10.3 million increased partnership expenses in connection with our Wellness offerings.
Royalty
Royalty expenses were $1.8 million for both the three and six months ended June 30, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance policies through our CPI business.

General and Administrative
General and administrative expenses increased by $2.4 million, or approximately 101.0%, from $2.4 million for the three months ended June 30, 2022 to $4.8 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.6 million increase in stock-based compensation expense, a $0.5 million increase in other administrative expenses incurred to support public company activities, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing standards, increased legal, audit, and consulting fees, and employee related expenses, a $0.5 million increase in expenses related to pending litigation (See Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and a $0.3 million increase in employee personnel costs as we hired and retained key talent to meet the growth needs of the Company.
General and administrative expenses increased by $5.0 million, or approximately 105.8%, from $4.8 million for the six months ended June 30, 2022 to $9.8 million for the six months ended June 30, 2023. The increase was primarily attributable to a $2.4 million increase in employee personnel costs as we hired and retained key talent to meet the growth needs of being a public company, and a $2.0 million increase in other administrative expenses incurred to support public company activities, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing standards, increased legal, audit, and consulting fees, and employee related expenses.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or approximately 158.6%, from $0.1 million for the three months ended June 30, 2022 to $0.4 million for the three months ended June 30, 2023 primarily due to the acquisition of Dog Food Advisor and the related amortization of acquired intangible assets.
Depreciation and amortization expenses increased by $0.5 million, or approximately 154.5%, from $0.3 million for the six months ended June 30, 2022 to $0.8 million for the six months ended June 30, 2023, primarily due to the acquisition of Dog Food Advisor and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net increased by $1.6 million from less than $0.1 million for the three months ended June 30, 2022 to $1.7 million for the three months ended June 30, 2023. The increase was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the CHW Business Combination.
Interest expense, net increased by $3.2 million from less than $0.1 million for the six months ended June 30, 2022 to $3.3 million for the six months ended June 30, 2023. The increase was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the CHW Business Combination.
For further information on the debt and warrant agreement, refer to Note 9 - Debt of Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Since inception, and in line with our growth strategy, we have incurred operating losses and negative cash operating cash flows and have financed our operations through the sale of equity securities. As of March 31, 2023, we had cash and cash equivalents of $24.8 million. We expect that operating losses and negative operating cash flows could continue into the foreseeable future as we continue to invest in growing our business. Based upon our current operating plans, we believe that cash and equivalents, together with cash generated from operations, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, these forecasts involve risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources earlier than we expect.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in the section titled Risk Factors included within Item 1A of our Annual Report on Form 10-K, for the year ended December 31,2022, filed with the SEC on March 31, 2023. We may seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

For proceeds, payments and additional financing arrangements arising from the CHW Business Combination, please see Note 3 - Business Combinations of Notes to Condensed Consolidated Financial Statements for additional detail.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and real-estate leases for our office locations. In connection with the closing of the CHW Business Combination in August 2022, we entered into a credit agreement with Blue Torch Capital LP that provides us with up to $32 million of credit. Refer to Note 9 - Debt and Note 7 - Leases of Notes to Condensed Consolidated Financial Statements, included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further details, including interest and future principal payments and lease commitment details.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,327)	$(4,146)
Investing activities	(11,386)	(4,580)
Financing activities	(461)	8,536
Net change in cash, cash equivalents, and restricted cash	$(14,174)	$(190)
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $2.3 million, a decrease of $1.8 million from $4.1 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities was primarily due to an $0.1 million increase in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $2.3 million of favorable changes in operating assets and liabilities. The $2.3 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable, prepaid expenses and other current assets, other non-current liabilities, and deferred revenue, partially offset by unfavorable changes in accrued expenses and other current liabilities.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $11.4 million, an increase of $6.8 million from $4.6 million for the six months ended June 30, 2022. The increase was primarily due to a $9.5 million increase in cash paid for acquisitions, a $5.9 million decrease in proceeds from the sale and maturities of short-term investments, and a $1.5 million increase in cash paid for equity method investments, partially offset by a $10.1 million decrease in purchases of short-term investments.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $0.5 million, a decrease of $9.0 million from $8.5 million provided by financing activities for the six months ended June 30, 2022. The decrease is primarily due to a $10.9 million decrease in proceeds from the issuance of Series P preferred stock, net of offering costs, partially offset by a $2.2 million decrease in payments of offering costs.

Debt
PPP Loan
In August 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act, of which $3.5 million was subsequently forgiven. The term of the PPP Loan is five years with a maturity date of August 2025 and contains a fixed annual interest rate of 1.00%. Principal and interest payments are payable monthly and the balance as of June 30, 2023 was $1.0 million.
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
Critical Accounting Estimates
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies since the 2022 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2022 10-K.
New Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies in the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information for this Item.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.

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
Item 1A.    Risk Factors
There have been no material changes from the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. Investing in Wag! involves risk. In deciding whether to invest in the Company, you should carefully consider the Risk Factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of Wag!. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 6, 2023, we issued approximately 49,000 shares of our common stock to eight accredited investors in connection with the acquisition of Maxbone, Inc. The issuance of securities was deemed to be exempt from registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
(a)Exhibit Index:

Exhibit Number	Description	Reference
3.1	Certificate of Incorporation of Wag! Group Co.	(a)
3.2	Bylaws of Wag! Group Co.	(a)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer	*
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer	*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
(a)Previously filed on August 15, 2022 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAG! GROUP CO.

By:	/s/ GARRETT SMALLWOOD
Garrett Smallwood
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 9, 2023

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2023