Form 10-Q
period 2023-09-30
Wag! Group Co.
filed 2023-11-09
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 39,245,262 shares of common stock outstanding as of November 1, 2023.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking words. Statements that are not historical in nature, including the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions are intended to identify forward-looking statements. These statements include those related to the Company’s ability to further develop and advance its pet service offerings and achieve scale; ability to attract personnel; and market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q, including but not limited to: market adoption of the Company’s pet service offerings and solutions; the ability of the Company to protect its intellectual property; changes in the competitive industries in which the Company operates; changes in laws and regulations affecting the Company’s business; the Company’s ability to implement its business plans, forecasts, and other expectations, and identify and realize additional partnerships and opportunities; and the risk of downturns in the market and the technology industry. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties, including information described under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and other documents filed by the Company from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,304	$38,966
Accounts receivable, net	8,485	5,872
Prepaid expenses and other current assets	3,496	2,585
Total current assets	34,285	47,423
Property and equipment, net	71	88
Operating lease right-of-use assets	1,119	695
Intangible assets, net	8,036	2,590
Goodwill	4,646	1,451
Other assets	63	64
Total assets	$48,220	$52,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,686	$7,174
Accrued expenses and other current liabilities	4,404	4,765
Deferred revenue	1,768	2,232
Deferred purchase consideration – current portion	724	750
Operating lease liabilities – current portion	300	306
Notes payable – current portion	1,589	1,264
Total current liabilities	17,471	16,491
Operating lease liabilities – non-current portion	899	435
Notes payable – non-current portion, net of debt discount and warrant allocation of $5,037 and $7,008 as of September 30, 2023 and December 31, 2022, respectively	25,709	24,970
Deferred purchase consideration – non-current portion	—	493
Other non-current liabilities	218	—
Total liabilities	44,297	42,389
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 110,000 shares authorized as of both September 30, 2023 and December 31, 2022; 39,238 and 36,849 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	162,188	158,335
Accumulated deficit	(158,269)	(148,417)
Total stockholders’ equity	3,923	9,922
Total liabilities and stockholders’ equity	$48,220	$52,311
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
Revenues	$21,800	$15,379	$62,243	$37,829
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,441	1,021	3,710	3,027
Platform operations and support	2,968	5,641	9,630	11,035
Sales and marketing	12,755	11,290	36,788	24,656
Royalty	—	—	1,791	—
General and administrative	4,682	23,781	14,487	28,546
Depreciation and amortization	414	134	1,170	431
Total costs and expenses	22,260	41,867	67,576	67,695
Interest expense, net	1,683	735	4,972	784
Other expense, net	12	13,708	21	13,708
Loss before income taxes and equity in net earnings of affiliate	(2,155)	(40,931)	(10,326)	(44,358)
Income taxes	41	—	79	13
Equity in net earnings of equity method investments	—	—	553	—
Net loss	$(2,196)	$(40,931)	$(9,852)	$(44,371)
Loss per share, basic and diluted	$(0.06)	$(1.67)	$(0.26)	$(3.60)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	38,987	24,534	38,061	12,322
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)		(in thousands)
Balance as of December 31, 2022	—	$—	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and restricted stock units			580	—	54		54
Stock-based compensation					1,342		1,342
Net loss						(3,787)	(3,787)
Balance as of March 31, 2023	—	—	37,429	4	159,731	(152,204)	7,531
Issuance of common stock from exercise of stock options and restricted stock units			1,298	—	36		36
Stock-based compensation					1,121		1,121
Shares issued for acquisition			49	—	225		225
Net loss						(3,869)	(3,869)
Balance as of June 30, 2023	—	$—	38,776	$4	$161,113	$(156,073)	$5,044
Issuance of common stock from exercise of stock options and restricted stock units			462	—	10		10
Stock-based compensation					1,065		1,065
Net loss						(2,196)	(2,196)
Balance as of September 30, 2023	—	$—	39,238	$4	$162,188	$(158,269)	$3,923

	Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)		(in thousands)
Balance as of December 31, 2021	24,545	$110,265	6,297	$1	$3,736	$(109,850)	$(106,113)
Reverse recapitalization	(686)	—	(176)	—			—
As adjusted, beginning of period	23,859	110,265	6,121	1	3,736	(109,850)	(106,113)
Issuance of Series P preferred stock, net of issuance costs	1,100	10,925					—
Stock-based compensation					54		54
Net loss						(2,350)	(2,350)
Balance as of March 31, 2022	24,959	121,190	6,121	1	3,790	(112,200)	(108,409)
Issuance of common stock from exercise of stock options			20	—	—		—
Stock-based compensation					40		40
Net loss						(1,090)	(1,090)
Balance as of June 30, 2022	24,959	121,190	6,141	1	3,830	(113,290)	(109,459)
Issuance of common stock from exercise of stock options and restricted stock units			49	—	—		—
Stock-based compensation					23,922		23,922
Conversion of preferred stock to common stock	(24,959)	(121,190)	24,959	2	121,188		121,190
Business Combination with CHW, net of transaction costs and other related shares			6,646	1	10,543		10,544
Issuance of Community Shares			300	—	1,971		1,971
Net loss						(40,931)	(40,931)
Balance as of September 30, 2022	—	$—	38,095	$4	$161,454	$(154,221)	$7,237
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash flow from operating activities:
Net loss	$(9,852)	$(44,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,528	24,016
Non-cash interest expense	2,021	224
Depreciation and amortization	1,170	431
Change in fair value of derivative liability	—	13,708
Issuance of Community Shares	—	1,971
Equity in net earnings of equity method investments	(553)	—
Other	12	—
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	(2,573)	(3,698)
Prepaid expenses and other current assets	(463)	(512)
Operating lease right-of-use assets and liabilities	48	19
Other assets	1	—
Accounts payable	2,762	2,662
Accrued expenses and other current liabilities	(452)	1,674
Deferred revenue	(491)	298
Other non-current liabilities	218	—
Net cash used in operating activities	(4,624)	(3,578)
Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	—	2,550
Cash paid for acquisitions, net of cash acquired	(9,152)	—
Cash paid for equity method investment	(1,470)	—
Purchase of property and equipment	(40)	(36)
Other	—	(562)
Net cash provided by (used in) investing activities	(10,662)	1,952
Cash flows from financing activities:
Proceeds from exercises of stock options	100	—
Proceeds from debt, net of discount	—	29,445
Repayment of debt	(907)	(331)
Proceeds from issuance of Series P preferred stock, net of issuance costs	—	10,925
Proceeds from Business Combination with CHW, net of transaction costs	—	11,485
Other	(569)	—
Net cash provided by (used in) financing activities	(1,376)	51,524
Net change in cash, cash equivalents, and restricted cash	(16,662)	49,898
Cash, cash equivalents, and restricted cash, beginning of period	38,966	2,845
Cash, cash equivalents, and restricted cash, end of period	$22,304	$52,743
Supplemental disclosures of cash flow information:
Interest paid	$3,724	$784
Income taxes paid	$23	$14
Noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$121,188
Forward Share Purchase Agreements	$—	$5,242
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Wag! Group Co. (“Wag!,” “Wag,” the “Company,” “we,” or “our”), formerly known as CHW Acquisition Corporation (“CHW”), is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enable independent pet caregivers (“PCG”) to connect with Pet Parents (“Services”) and third-party service partners to provide a suite of pet wellness services and products (“Wag! Wellness” or “Wellness”), including pet expert advice, pet wellness plans, and a pet insurance comparison tool. The platform allows Pet Parents (also referred to as “end-user(s)”), who require specific pet care services, to make service requests on the platform, which are then fulfilled by PCGs. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW , and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. (“Post-Combination Company”) and effectively assumed all of CHW’s material operations. Refer to Note 3, Business Combination with CHW, for more information regarding the Merger.
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The number of shares and per share amounts prior to the Merger have been retroactively restated as shares reflecting conversion at the exchange ratio of 0.97 established in the CHW Business Combination. See Note 3, Business Combination with CHW, for more information regarding the CHW Business Combination.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, assumptions used in the valuation of common and preferred stock, valuation of stock-based compensation and warrants, and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted EPS calculation for convertible instruments. It requires that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method is required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). This ASU requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting upon formation, i.e. at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this update are effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
Equity Method Investment
During the fourth quarter of 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc. entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment was accounted for as an equity method investment, as the Company had less than 50% ownership and did not control the entity. During the nine months ended September 30, 2023, the Company recognized $1.8 million of Royalty expenses within its condensed consolidated statements of operations related to fees payable to the equity method investee.
During the third quarter of 2023, the Company acquired the outstanding 51% ownership of the limited liability company for an aggregate purchase price of approximately $2.2 million. The Company accounted for the transaction as an asset acquisition using the cost accumulation model to determine the cost to be allocated to the assets acquired, which resulted in the derecognition of royalties payable to the equity method investee of approximately $1.8 million and the recognition of intangible assets acquired of approximately $0.2 million. As a result of the transaction, the limited liability company became a wholly-owned subsidiary of the Company and the Company began consolidating the entity as part of its condensed consolidated financial statements.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Through its Services offerings, the Company principally generates Services revenue from service fees charged to PCGs to successfully complete a pet care service to a Pet Parent via the platform. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium and fees paid by PCGs to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third-party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the respective third-party service partner. For some of the Company’s arrangements with third-party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
The Company enters into terms of service with PCGs and Pet Parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with PCGs (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the PCGs and Pet Parents, where applicable, for each transaction. Upon acceptance of a transaction, PCGs agree to perform the services that are requested by a Pet Parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and its customers after both the PCGs and Pet Parent accept a transaction request and the PCGs ability to cancel the transaction lapses. For Wag! Wellness and Pet Food & Treat revenues, the Company enters into agreements with third-party service partners which define the action by a Pet Parent that results in the Company earning and receiving a commission fee from the third-party service partner.
Wag!’s service obligations are performed, and revenue is recognized for fees earned related to the facilitation and completion of a pet service transaction between the Pet Parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the Pet Parent. Unused subscription amounts are included in Deferred revenue within the Company’s condensed consolidated balance sheets. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness and Pet Food & Treat revenue performance obligation is completed, and revenue is recognized when an end-user completes an action or conversion activity.
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
The Company’s role in a transaction on the platform is to facilitate PCGs finding, applying, and completing a successful pet care service for a Pet Parent. The Company has concluded it is the agent in transactions with PCGs and Pet Parents because, among other factors, the Company’s role is to facilitate pet service opportunities and it is not responsible for nor controls the delivery of pet services provided by the PCGs to the Pet Parents.
Gift Cards
The Company sells gift cards that can be redeemed by Pet Parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in Deferred revenue within the Company’s condensed consolidated balance sheets until Pet Parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to PCGs. Unused gift cards are included in Deferred revenue within the Company’s consolidated balance sheets.
The Company recognizes breakage revenue based on historical redemption patterns.

Incentives
The Company offers discounts and promotions to encourage use of the Company’s platform. These promotions are generally pricing actions in the form of discounts that reduce the price Pet Parents pay PCGs for services. These promotions result in a lower fee earned by the Company from the PCG. Accordingly, the Company records the cost of these promotions as a reduction of revenues at the time the PCG service is completed. Discounts on services offered through our subscription program are also recorded as a reduction of revenues.
Loss Per Share
The Company follows the two-class method when computing loss per share when shares issued meet the definition of participating securities. The two-class method determines loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
For periods in which the Company reports net losses, diluted loss per share is the same as basic loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
3. Business Combination with CHW
As described in Note 1, Organization and Description of Business, the Merger with CHW was consummated on August 9, 2022. The CHW Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, CHW was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the CHW Business Combination was treated as the equivalent of Wag! issuing shares for the net assets of CHW, accompanied by a recapitalization. The shares and net earnings (loss) per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock). The net assets of CHW have been recognized at carrying value, with no goodwill or other intangible assets recorded. Wag! accounted for the acquisition of CHW based on the amount of net assets acquired upon consummation.
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
In connection with the Special Meeting and the CHW Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $23.9 million was placed in escrow (and classified as Restricted Cash) in accordance with the Forward Share Purchase Agreements (see section below titled “Forward Share Purchase Agreements” for additional information). As of the date of the Merger, the Company also entered into a financing arrangement Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 8, Long-Term Debt, for additional information). Additionally, the Company received $5 million from a PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.
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
iii.the conversion of 91,130 warrants issued and outstanding by Legacy Wag! in 2017 to two lenders (the “Legacy Wag! Common Warrants”) into warrants exercisable for shares of the Company’s common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants (further described in Note 10, Redeemable Preferred Stock and Stockholders’ Deficit);
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
x.the issuance of 300,000 Wag! Community Shares (“Community Shares”) that the Company may distribute to members of the pet wellness and welfare community as identified by our officers and directors; and
xi.the cancellation of 20,000 founder shares held by Sponsor in connection with the CHW Business Combination and in accordance with the CHW Founders Stock Letter and the CHW Business Combination Agreement.
Forward Share Purchase Agreements
Simultaneously with the closing of the CHW Business Combination, the Company deposited $24.7 million into an escrow account pursuant to Forward Share Purchase Agreements (“FPAs”) entered into by CHW on August 5, 2022. In accordance with the FPAs, on the date of the purchase by the Company of the Investor Shares (“Put Date”), the participating investors could elect to sell and transfer to the Company, and the Company would purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors and not sold and repurchased by the Investor since the Merger Date. In conjunction with the sale of the Investor Shares to the Company, each Investor was obligated to notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor was exercising its right to sell the Investor Shares that such Investor held to the Company pursuant to the FPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice was timely delivered by an Investor to the Company and the Escrow Agent, the Company was obligated to purchase from such Investor the Investor Shares held by such Investor on the Put Date. If the Investor sold any Investor Shares in the open market after the Merger Date and prior to Put Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent would release from the escrow account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.

The Company’s purchase of the Investor Shares will be made with funds from the escrow account attributed to the Investor Shares. In the event that an Investor sold any Investor Shares in an Early Sale, it was required to provide notice to the Company and the Escrow Agent within three business days of such sale, and the Escrow Agent would release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Investor Shares which the Investor has sold. In the event that the Investor chooses not to sell to the Company any Investor Shares that the Investor owned as of the three-month anniversary of the Merger Date, the Escrow Agent would release all remaining funds from the escrow account for the Company’s use without restriction. The Company accounts for the FPAs as a derivative liability, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. For more information, see Note 4, Fair Value Measurements.
On November 1, 2022, the Company entered into an amendment to an FPA (the “Amended Agreement”) for approximately 1.0 million shares. The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, holders of 1.4 million shares subject to Forward Share Purchase Agreements, elected to have the Company repurchase their remaining shares for an aggregate repurchase price of $14.8 million. The remaining investor and holder of 1.0 million shares did not elect to sell its shares to the Company as of the extension date per the Amended Agreement and, as such, the Escrow Agent released the corresponding funds from the escrow account for the Company’s use without restriction in total of $9.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch Finance, LLC. See Note 8, Long-Term Debt, for additional information.
Reverse Recapitalization
The following table reconciles the elements of the CHW Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Deficit for the year ended December 31, 2022):

Reverse Recapitalization
(in thousands)
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,488)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs as of the Merger Date	11,726
Reversal of APIC impact recorded upon issuance of Forward Share Purchase Agreements (“FPAs”) in August 2022	(23,203)
Cash received from FPA at Put Date	9,837
APIC impact of FPA at Put Date, net of cash received	4,229
Proceeds from merger with CHW, net of issuance costs as of December 31, 2022	$2,589

Number of Shares
(in thousands)
CHW public shares, prior to redemptions(1)	12,500
Less redemption of CHW shares	(9,594)
CHW public shares, net of redemptions	2,906
Sponsor Shares	3,118
PIPE and Backstop Shares	500
CHW Business Combination and Financing Shares	6,524
Other share activity (Analyst Shares(2), Warrant Exercises)	122
CHW Business Combination, Financing Shares and Other Related Shares	6,646
Legacy Wag! Shares(3)	31,100
Total shares of common stock immediately after CHW Business Combination	37,746

(1)    Includes 2,393,378 shares of common stock of the Company subject to the Forward Share Purchase Agreements.
(2)    50,000 shares were issued to Craig-Hallum Capital Group LLC at a price of $4.83 per share.
(3)    The number of Legacy Wag! shares was determined from the shares of Legacy Wag! common and preferred stock outstanding immediately prior to the closing of the CHW Business Combination of 30,863,283, which are presented net of the common and preferred stock redeemed, converted at the exchange ratio of approximately 0.97 shares of the Company’s common stock for each share of Legacy Wag! common and preferred stock, with the exception of 1,100,000 Legacy Wag! Series P Shares which converted into the Company’s common stock on a one-for-one basis.
Earnout Compensation
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! Option or a Legacy Wag! RSU Award (collectively “Eligible Company Equityholders”) at the date of the Merger have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000 and 5,000,000 shares of Wag! common stock, respectively. The Earnout Shares will be issued following the CHW Business Combination, only if certain Wag! share price conditions are met over a three-year period from the effective Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three year period from the Merger Date as defined in the CHW Business Combination Agreement as:
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
The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout Shares are equity-classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity, and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout Shares are not included in shares outstanding. As of the date of the CHW Business Combination, the Earnout Share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and $18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the CHW Business Combination Agreement. The following table provides a range of assumptions used to determine fair value:

	Stock Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
Earnout Shares	$8.28	—%	44.00%	3.20%	3 years
As a result of the issuance of Community Shares, stock-based compensation expense incurred in connection with the Earnout Shares, and fair value measurement of the FPAs, the Company incurred $39.5 million in transaction-related charges during the three and nine months ended September 30, 2022 in Platform operations and support, Sales and marketing, General and administrative, and Other expense, net within its condensed consolidated statements of operations.
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$13,797	$—	$—	$13,797
Total cash equivalents	13,797	—	—	13,797
Total assets at fair value	$13,797	$—	$—	$13,797

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$31,690	$—	$—	$31,690
Total cash equivalents	31,690	—	—	31,690
Total assets at fair value	$31,690	$—	$—	$31,690
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Leases
The Company leases office space under non-cancellable lease agreements which expire between 2023 and 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the noncancellable lease term.
In June 2023, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona to replace its existing office space in Phoenix. The base rent is approximately $0.9 million in the aggregate over the original lease term of 65 months from the commencement date.

As of September 30, 2023, maturities of operating lease liabilities were as follows:

Amount
(in thousands)
2023	$20
2024	414
2025	424
2026	216
2027	175
2028	163
Total lease payments	1,412
Less: imputed interest	(213)
Present value of lease liabilities	$1,199
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its existing credit arrangements, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. The weighted-average remaining lease term and the weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	4.0 years	2.3 years
Weighted-average discount rate	7.8%	8.6%
6. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively. The increase in goodwill during the nine months ended September 30, 2023 was due to the acquisitions of businesses during 2023 as further discussed in Note 14, Acquisitions.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,268)	$6,418
Developed technology	1,073	(415)	658
Trademarks	1,052	(141)	911
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	9,816	(1,829)	7,987
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$9,865	$(1,829)	$8,036

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$2,166	$(422)	$1,744
Developed technology	783	(226)	557
Trademarks	291	(56)	235
Pharmacy board licenses	5	—	5
Total finite-lived intangible assets	3,245	(704)	2,541
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$3,294	$(704)	$2,590
Amortization expense related to customer relationships and licenses, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.4 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
7. Contract Liabilities
The timing of services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.8 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.6 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.
8. Long-Term Debt
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program (the “PPP Loan”) established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly.
During the nine months ended September 30, 2023 and 2022, the Company repaid a total amount of $0.3 million and $0.3 million, respectively, on amounts outstanding under the PPP Loan. As of September 30, 2023 and December 31, 2022, the amount outstanding under the PPP Loan was $0.9 million and $1.2 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company recognized $2 thousand and $3 thousand, respectively, of interest expense relating to the PPP Loan. During the nine months ended September 30, 2023 and 2022, the Company recognized $8 thousand and $11 thousand, respectively, of interest expense relating to the PPP Loan.

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
The Credit Facility bears interest at a floating rate of interest equal to, at Legacy Wag’s option, Secured Overnight Financing Rate (“SOFR”) plus 10.00% per annum or the reference rate plus 9.00% per annum, with the reference rate defined as the greatest of:
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
Legacy Wag’s obligations under the Blue Torch Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Blue Torch Financing Agreement (the "Financing Agreement"). Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement entered into on August 9, 2022. The Blue Torch Financing Agreement establishes the following financial covenants: (i) Legacy Wag's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) Liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of September 30, 2023. During the first quarter of 2023, the Company received a waiver regarding covenants for timely reporting and execution of agreements with respect the creation of a new wholly owned subsidiary to hold the Dog Food Advisor assets. The facility was fully drawn upon as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, the interest rate for borrowings under the Term Loan was 15.65% and 14.84%, respectively.

During the nine months ended September 30, 2023 and 2022, the Company repaid a total amount of $0.6 million and zero, respectively, on amounts outstanding under the Credit Facility. As of September 30, 2023 and December 31, 2022, the amount outstanding under the Credit Facility was $31.4 million and $32.0 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company recognized $1.2 million and $0.6 million, respectively, of interest expense relating to the Credit Facility. During the nine months ended September 30, 2023 and 2022, the Company recognized $3.7 million and $0.6 million, respectively, of interest expense relating to the Credit Facility.
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
At the date of issuance, the Company classified the Lender Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As the Lender Warrants were classified as equity, the Company will not remeasure the Lender Warrants each accounting period. The Company estimated the fair value of warrants exercisable for common stock using the Black-Scholes option valuation model. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock.
As the Lender Warrants were classified as equity, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
Total Debt
As of September 30, 2023, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2023	$357
2024	1,751
2025	30,227
Total principal payments	$32,335
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
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment, of $1.7 million in unemployment insurance contributions for our independent contractors. In April 2022, the California Employment Development Department ("CA EDD") initiated a routine employment tax audit of the Company. We are engaged in ongoing discussions with the CA EDD, including providing additional data that has been requested, in order to determine what, if any, additional assessments are warranted. CA EDD alleges the Company owes approximately $1.3 million in unemployment insurance contributions for our independent contractors. In response, we submitted a Petition for Reassessment and intend to defend ourselves vigorously in this pending matter. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.
In August 2018, the New York State Department of Labor (“DOL”) issued an Investigation Report assessing the Company with approximately $0.2 million in unemployment insurance contributions for our independent contractors. In August 2023, the Company completed payments of $0.4 million to the DOL, which represented the amount of the assessment plus interest and was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the third quarter of 2023.
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million has been recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its condensed consolidated balance sheet as of September 30, 2023.
As of September 30, 2023, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
10. Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022.

Preferred Stock
On January 28, 2022, Legacy Wag! issued 1.1 million convertible preferred shares (“Series P”) in exchange for $11 million of cash. Series P was issued on substantially similar terms to Legacy Wag!’s other convertible preferred share issuances, except for the Series P convertible share agreement, which contained an adjustment provision that provided for additional shares to be issued based on a formula if the proposed Merger was not completed, as defined in the Company’s Certificate of Incorporation. Upon consummation of the Merger, the Series P shares converted into the Company’s common stock on a one-for-one basis.
In connection with the Merger, all redeemable convertible preferred stock were converted to common stock of the Company. As such, all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described above), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate of approximately 0.97.
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2023, no shares of preferred stock were issued and outstanding.
Common Stock Warrants
Legacy Wag! Common Warrants
Prior to January 2019, the Company granted 91,310 warrants to purchase common stock. The weighted average exercise price for the warrants were $1.54, and the term of the warrants were 10 years. The warrants were valued on the date of grant using the Black-Scholes Merton (“Black-Scholes”) option pricing model. Upon consummation of the Merger, these warrants were unexercised at the date of the Merger and, as a result, were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants. During the quarter ended September 30, 2022, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares.
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
The fair value as of September 1, 2021 was $1.32 per share. As of September 30, 2023, the Company had 12,500,000 of Public Warrants and 3,895,564 of Private Warrants outstanding, respectively.
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
11. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Services revenue	$6,551	$5,866	$18,159	$15,973
Wellness revenue	13,546	9,513	39,426	21,856
Pet food & treats revenue	1,703	—	4,658	—
Total revenues	$21,800	$15,379	$62,243	$37,829
12. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 2, Summary of Significant Accounting Policies, and Note 11, Stockholders’ Equity (Deficit) and Mezzanine Equity, to the Consolidated Financial Statements included in the 2022 10-K. During the nine months ended September 30, 2023, the Company granted restricted stock units subject to service conditions.
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Platform operations and support	$209	$2,856	$815	$2,874
Sales and marketing	174	2,068	533	2,073
General and administrative	682	18,998	2,180	19,069
Total stock-based compensation expense	$1,065	$23,922	$3,528	$24,016

Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	7,194	$0.40	7.19 years	$19,292
Granted	—	$—
Exercised	(986)	$0.10
Forfeited or expired	(22)	$2.75
Outstanding as of September 30, 2023	6,186	$0.45	6.43 years	$10,051

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	4,195	$2.44
Granted	1,999	$2.34
Vested	(1,354)	$2.45
Forfeited	(130)	$2.36
Outstanding and nonvested as of September 30, 2023	4,710	$2.39
As of September 30, 2023, the total unrecognized compensation cost related to all nonvested restricted stock units was $10.7 million and the related weighted-average period over which it is expected to be recognized was approximately 2.33 years.
13. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and nine months ended September 30, 2023 and 2022 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2023 and 2022, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.

14. Acquisitions
Acquisition of Compare Pet Insurance
On August 3, 2021, the Company acquired Compare Pet Insurance, Inc. (“CPI”) for $3.5 million in cash consideration, and $0.2 million in common stock consideration, consisting of a total of 639,000 units of common stock. Of the cash consideration purchase price, $1.5 million was paid on the acquisition date and the remaining $2.0 million paid pro-rata quarterly over the next three years starting in the fourth quarter of 2021. The deferred purchase consideration, which was recorded at its fair value on the acquisition date, is presented in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities on the condensed consolidated balance sheet, were $0.7 million and $1.2 million, respectively.
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
The preliminary purchase consideration allocation was as follows:

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
As of September 30, 2023, the purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the DFA acquisition remains preliminary as the Company is in the process of assessing the acquired intangible assets in order to finalize the accounting for the business combination. The preliminary purchase price allocation has been developed based on estimates with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives, and associated amortization recorded. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
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
15. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	10,896	7,420
Warrants issued and outstanding	18,292	18,292
Delayed share issuance related to acquisition	51	—
Total	44,239	40,712
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of September 30, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the largest online marketplaces for pet care and strive to be the #1 platform for busy Pet Parents, offering access to 5-star dog walking, pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of more than 450,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies.
Our proprietary marketplace technology, which is available as a mobile app and website (“platform” or “marketplace”), enables independent pet caregivers (“PCGs”) to connect with Pet Parents. Through our cutting-edge technologies and multi-faceted platforms, Wag! connects Pet Parents with PCGs who provide pet care services. Our marketplace enables Pet Parents to find a wide array of pet services provided by PCGs and third-party service partners, such as walking, pet sitting and boarding, advice from licensed pet experts, home visits, training services, and pet insurance comparison tools.
Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once purely synonymous with pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy, which delivers software to simplify pet prescriptions. Additionally, in 2023, Wag! has expanded into the Pet Food & Treats market by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. In April 2023, we acquired Maxbone, Inc., a top-tier digital platform for modern pet essentials, expanding our reach into the Pet Supplies market.
Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
Revenues
We provide an online marketplace that enables Pet Parents to connect with PCGs for various pet services. We recognize revenues in accordance with ASC 606, Revenue from Contracts with Customers, from the following distinct streams: (1) service fees charged to PCGs, (2) subscription and other fees paid by Pet Parents for Wag! Premium, (3) joining fees paid by PCGs to join and be listed on our platform, (4) wellness revenue through affiliate fees, and (5) Pet Food & Treat revenue also through affiliate fees. For some of the Company’s arrangements with third-party service providers, the transaction price is considered variable and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues consists of costs directly related to revenue-generating transactions, which primarily includes fees paid to payment processors, hosting and platform-related infrastructure costs, product costs, third-party costs for background checks for PCGs, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.
Platform Operations and Support
Platform operations and support expenses include personnel-related compensation costs of technology and operations teams, and third-party operations support costs.
Sales and Marketing
Sales and marketing expenses include personnel-related compensation costs of the marketing team and advertising expenses. Sales and marketing expenses are expensed as incurred.
Royalty
Royalty expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.

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
Interest Expense, Net
Interest expense, net consists primarily of interest incurred on debt and interest earned on our cash, cash equivalents, and short-term investments.
Key Financial Metrics and Non-GAAP Financial Measures
We regularly review several metrics, including the following key financial metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. These key financial metrics and non-GAAP financial measures are set forth below for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except percentages)
U.S. GAAP measures:
Revenues	$21,800	$15,379	$62,243	$37,829
Net loss	$(2,196)	$(40,931)	$(9,852)	$(44,371)
Net loss margin	(10.1)%	(266.1)%	(15.8)%	(117.3)%
Net cash provided by (used in) operating activities	$(2,297)	$568	$(4,624)	$(3,578)
Non-GAAP measures:
Adjusted EBITDA (loss)(1)	$1,007	$(461)	$717	$(3,448)
Adjusted EBITDA (loss) margin(1)	4.6%	(3.0)%	1.2%	(9.1)%

(1)    Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Adjusted EBITDA (loss) to net loss.
Non-GAAP Financial Measures
Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin
Adjusted EBITDA (loss) means net loss adjusted to exclude, where applicable in a given period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; integration and transaction costs associated with acquired businesses; severance costs; and legal settlements. Adjusted EBITDA (loss) margin represents Adjusted EBITDA (loss) divided by Total revenues. We use Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, which are both non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

Non-GAAP financial measures are presented for supplemental informational purposes only. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented in accordance with U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related non-GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except percentages)
Net loss	$(2,196)	$(40,931)	$(9,852)	$(44,371)
Interest expense, net	1,683	735	4,972	784
Income taxes	41	—	79	13
Depreciation and amortization	414	134	1,170	431
Stock-based compensation	1,065	23,922	3,528	24,016
Integration and transaction costs associated with acquired business	—	—	189	—
Severance costs	—	—	131	—
Legal settlement	—	—	500	—
Change in fair value of derivative liability	—	13,708	—	13,708
Issuance of Community Shares	—	1,971	—	1,971
Adjusted EBITDA (loss)	$1,007	$(461)	$717	$(3,448)
Revenues	$21,800	$15,379	$62,243	$37,829
Adjusted EBITDA (loss) margin	4.6%	(3.0)%	1.2%	(9.1)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	$	%	September 30, 2023	September 30, 2022	$	%
	(in thousands, except percentages)
Revenues	$21,800	$15,379	6,421	41.8%	$62,243	$37,829	24,414	64.5%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,441	1,021	420	41.1%	3,710	3,027	683	22.6%
Platform operations and support	2,968	5,641	(2,673)	(47.4)%	9,630	11,035	(1,405)	(12.7)%
Sales and marketing	12,755	11,290	1,465	13.0%	36,788	24,656	12,132	49.2%
Royalty	—	—	—	100.0%	1,791	—	1,791	100.0%
General and administrative	4,682	23,781	(19,099)	(80.3)%	14,487	28,546	(14,059)	(49.3)%
Depreciation and amortization	414	134	280	209.0%	1,170	431	739	171.5%
Total costs and expenses	22,260	41,867	(19,607)	(46.8)%	67,576	67,695	(119)	(0.2)%
Interest expense, net	1,683	735	948	129.0%	4,972	784	4,188	534.2%
Other expense, net	12	13,708	(13,696)	(99.9)%	21	13,708	(13,687)	(99.8)%
Loss before income taxes and equity in net earnings of affiliate	(2,155)	(40,931)	38,776	(94.7)%	(10,326)	(44,358)	34,032	(76.7)%
Income taxes	41	—	41	100.0%	79	13	66	507.7%
Equity in net earnings of equity method investments	—	—	—	100.0%	553	—	553	100.0%
Net loss	$(2,196)	$(40,931)	38,735	(94.6)%	$(9,852)	$(44,371)	34,519	(77.8)%

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
Revenues
Revenues increased by $6.4 million, or approximately 41.8%, from $15.4 million for the three months ended September 30, 2022 to $21.8 million for the three months ended September 30, 2023. The increase was primarily attributable to a $4.0 million increase in Wellness revenue as a result of increased activity and a $1.7 million increase in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023 and launch of Cat Food Advisor in the third quarter of 2023. The increase also includes a $0.7 million increase in Services revenue from increased Pet Parents’ engagement of PCGs to provide pet care services as a result of increased return-to-office and travel trends, and growth in ancillary services such as Wag! Premium subscriptions and Wag! Store.

Revenues increased by $24.4 million, or approximately 64.5%, from $37.8 million for the nine months ended September 30, 2022 to $62.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $17.6 million increase in Wellness revenue as a result of increased activity and a $4.7 million increase in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023 and launch of Cat Food Advisor in the third quarter of 2023. The increase also includes a $2.2 million increase in Services revenue from increased Pet Parents’ engagement of PCGs to provide pet care services as a result of increased return-to-office, and growth in ancillary services such as Wag! Premium subscriptions and Wag! Store.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, increased by $0.4 million, or approximately 41.1%, from $1.0 million for the three months ended September 30, 2022 to $1.4 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in product costs in connection with the sale of merchandise.
Cost of revenues, exclusive of depreciation and amortization, increased by $0.7 million, or approximately 22.6%, from $3.0 million for the nine months ended September 30, 2022 to $3.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in product costs in connection with the sale of merchandise.
Platform Operations and Support
Platform operations and support expenses decreased by $2.7 million, or approximately (47.4)%, from $5.6 million for the three months ended September 30, 2022 to $3.0 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $2.7 million decrease in stock-based compensation due to the impact of the Earnout Shares in 2022 (See Note 3, Business Combination with CHW, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Platform operations and support expenses decreased by $1.4 million, or approximately (12.7)%, from $11.0 million for the nine months ended September 30, 2022 to $9.6 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $2.5 million decrease in stock-based compensation due to the impact of the Earnout Shares in 2022, partially offset by a $1.3 million increase in employee personnel costs related to our expansion initiatives in the operations and technology areas.
Sales and Marketing
Sales and marketing expenses increased by $1.5 million, or approximately 13.0%, from $11.3 million for the three months ended September 30, 2022 to $12.8 million for the three months ended September 30, 2023. The increase was primarily attributable to a $2.8 million increase in investing in new and expanding existing partnerships related to our Wellness offerings and a $0.6 million increase in professional services and other advertising costs, partially offset by a $1.9 million decrease in stock-based compensation due to the impact of the Earnout Shares in 2022.
Sales and marketing expenses increased by $12.1 million, or approximately 49.2%, from $24.7 million for the nine months ended September 30, 2022 to $36.8 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $12.0 million increase in investing in new and expanding existing partnerships related to our Wellness offerings, a $0.9 million increase in employee personnel costs, and a $0.7 million increase in professional services, partially offset by a $1.0 million decrease in advertising costs.
Royalty
Royalty expenses were $1.8 million for the nine months ended September 30, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.
General and Administrative
General and administrative expenses decreased by $19.1 million, or approximately (80.3)%, from $23.8 million for the three months ended September 30, 2022 to $4.7 million for the three months ended September 30, 2023. The decrease was primarily attributable to an $18.8 million decrease in stock-based compensation expense due to the impact of the Earnout Shares in 2022.

General and administrative expenses decreased by $14.1 million, or approximately (49.3)%, from $28.5 million for the nine months ended September 30, 2022 to $14.5 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $16.9 million decrease in stock-based compensation expense due to the impact of the Earnout Shares in 2022, partially offset by a $1.4 million increase in business licenses, fees, and permits and a $1.1 million increase in legal and accounting fees to meet our growth needs and requirements of being a public company.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.3 million, or approximately 209.0%, from $0.1 million for the three months ended September 30, 2022 to $0.4 million for the three months ended September 30, 2023. The increase was primarily attributable to the acquisitions of Dog Food Advisor and Maxbone in 2023 and the related amortization of acquired intangible assets.
Depreciation and amortization expenses increased by $0.7 million, or approximately 171.5%, from $0.4 million for the nine months ended September 30, 2022 to $1.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to the acquisitions of Dog Food Advisor and Maxbone in 2023 and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net increased by $0.9 million, or approximately 129.0%, from $0.7 million for the three months ended September 30, 2022 to $1.7 million for the three months ended September 30, 2023. The increase was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the CHW Business Combination.
Interest expense, net increased by $4.2 million, or approximately 534.2%, from $0.8 million for the nine months ended September 30, 2022 to $5.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to interest related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the CHW Business Combination.
For further information on the debt and warrant agreement, refer to Note 8, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Other Expense, Net
The $13.7 million of other expense, net for the three and nine months ended September 30, 2022 was primarily due to changes in the fair value of our Forward Purchase Agreements. See Note 3, Business Combination with CHW, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding the Forward Purchase Agreements.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of September 30, 2023, we had cash and cash equivalents of $22.3 million.
We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to invest in growing our business. Our primary use of cash includes operating costs such as product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Based upon our current operating plans, we believe that our existing cash and equivalents will be sufficient to meet our short- and long-term capital requirements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Related to Our Operations—We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all” within the 2022 10-K.

For proceeds, payments and additional financing arrangements arising from the CHW Business Combination, please see Note 3, Business Combination with CHW, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional detail.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,624)	$(3,578)
Investing activities	(10,662)	1,952
Financing activities	(1,376)	51,524
Net change in cash, cash equivalents, and restricted cash	$(16,662)	$49,898
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $4.6 million, an increase of $1.0 million from $3.6 million for the nine months ended September 30, 2022. The increase in net cash used in operating activities was primarily due to $1.4 million of unfavorable changes in operating assets and liabilities, partially offset by a $0.3 million decrease in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $1.4 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accrued expenses and other current liabilities and deferred revenue, partially offset by favorable changes in accounts receivable, other non-current liabilities, and accounts payable.
Changes in Cash Flows from Investing Activities
Net cash provided by (used in) investing activities for the nine months ended September 30, 2023 was an outflow of $10.7 million, a decrease of $12.6 million from an inflow of $2.0 million for the nine months ended September 30, 2022. The decrease was primarily due to a $9.2 million increase in cash paid for acquisitions, net of cash acquired, a $2.6 million decrease in proceeds from the sale and maturities of short-term investments, and a $1.5 million increase in cash paid for equity method investments.
Changes in Cash Flows from Financing Activities
Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 was an outflow of $1.4 million, a decrease of $52.9 million from an inflow of $51.5 million provided by financing activities for the nine months ended September 30, 2022. The decrease is primarily due to a $29.4 million decrease in proceeds from debt, net of discount, an $11.5 million decrease in proceeds from the Business Combination with CHW, net of transaction costs, and a $10.9 million decrease in proceeds from the issuance of Series P preferred stock, net of issuance costs.
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of September 30, 2023, the amount outstanding under the PPP Loan was $0.9 million.
For additional information regarding the PPP Loan, refer to Note 8, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
For additional information regarding the Blue Torch financing arrangements, refer to Note 8, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
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
New Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for information on new accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2022 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2022, we identified the following material weaknesses, which still exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
These material weaknesses resulted in the immaterial misstatement of our consolidated financial statements for the year ended December 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plans
To address our material weaknesses, we have added accounting and finance personnel and implemented new financial accounting processes, controls, and systems. We are continuing to take steps to remediate the material weaknesses described above through implementing enhancements and controls within our accounting and proprietary systems, utilizing additional qualified accounting and finance resources and further evolving our accounting close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
As described above, there have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). There have been no material changes to our risk factors as previously disclosed in our 2022 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)As a smaller reporting company, we are not required to provide the information required by this Item.
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
**    Furnished herewith.
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
Date: November 9, 2023

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2023