Form 10-K
period 2023-12-31
Wag! Group Co.
filed 2024-03-20
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $30.9 million based upon the last reported sales price for such date on the Nasdaq Global Market.
There were 40,384,273 shares of common stock outstanding as of March 13, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our ability to further develop and advance our pet service offerings and achieve scale;
•our ability to attract personnel;
•market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future;
•market adoption of our pet service offerings and solutions;
•our ability to protect our intellectual property;
•changes in the competitive industries in which we operate;
•changes in laws and regulations affecting our business;
•our ability to implement our business plans, forecasts, and other expectations, and identify and realize additional partnerships and opportunities; and
•the risk of downturns in the market and the technology industry.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
***
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Wag!”, “the Company”, “we”, “us”, “our”, or similar references are to Wag! Group Co. and its consolidated subsidiaries.

PART I
Item 1.    Business
Wag! strives to be the #1 platform to solve the service, product, and wellness needs for the modern U.S. pet household. Wag! today is comprised of category-leading businesses, including Wag Labs, Inc., a premier marketplace for offline pet services such as dog walking and overnight boarding; Petted.com, which aims to be the #1 online comparison marketplace for pet insurance and wellness plans; and Dog Food Advisor, a leading marketplace for pet food and treat advice, as well as others ranging from early-stage to established businesses.
Wag! exists to make pet ownership possible and to bring joy to pets and those who love them. We are committed to maximizing the happiness of pets and Pet Parents alike. Your furry family member deserves the best, and that is what we strive to deliver every day through thoughtful innovation. Our platform aims to disrupt the traditional pet care and wellness industry with technology that enables Pet Parents to manage the health and well-being of their furry family member seamlessly and efficiently.
Our Business
Our company was founded in 2014, born from a passion for the well-being of pets and an entrepreneurial spirit focused on making pet parenthood easier so that pets and their owners can share a fulfilling life full of joyful moments. Wag! develops and supports a proprietary marketplace technology platform available as a website and mobile app (“platform” or “marketplace”) that enables independent Pet Caregivers and vendors to connect with Pet Parents. We built a platform where Pet Parents can find Pet Caregivers who want to earn extra income, together with a marketplace of service providers and vendors who are able to provide support for pets. We believe that these connections not only enable better care for pets, but also create joy for both parties, and so we sought to radically simplify the logistics of pet care. Beyond providing key services to premium Pet Parents, Wag! expanded its reach to become the “button on the phone for the paw.” Wag! is a key player in the pet wellness market via the management and operation of Petted.com, a pet insurance comparison service and marketplace, as well as through the acquisition of Furmacy, Inc. (“Furmacy”) which builds innovative prescription management and digital e-prescribing software for our business-to-business (“B2B”) partners in the veterinary space. We have experienced consistent strong growth year over year, increasing annual revenue by over 318% from 2021 to 2023. Additionally, in 2023, Wag! expanded into the $63 billion pet food and treat market by acquiring Dog Food Advisor, one of the most visited and trusted dog food marketplaces in the US. Wag! believes that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those to whom we already provide an innovative marketplace experience in the wellness space and longtime customers who rely on Dog Food Advisor for expert advice.
For Pet Caregivers, we have built tools enabling them to easily create a profile on the Wag! platform, along with simple tools for promoting their profile online, scheduling and booking service opportunities, communicating with Pet Parents, and receiving payment. To support both Pet Parents and Pet Caregivers, we invested in a dedicated customer service team. To be a brand dedicated to trust and safety, we vet and screen all Pet Caregivers, and provide property damage protection, subject to certain terms and conditions.
With over 500,000 Pet Caregivers approved through 2023, our network of caregivers enables us to facilitate connections between pet, parent, and caregiver to best meet the unique needs and preferences of all members of the community. Our results speak for themselves — Pet Parents love Wag!. Based on internal reporting, from inception through February 2024, Pet Parents have written over 12 million reviews, more than 96% of which have earned five stars. As a Company which understands the walking business, our Pet Caregivers having walked over 14 million miles on foot since our inception, we know that the experience is a two-way street.
We believe the demand for high-quality, personalized pet care exceeds the existing market due to the increase in pet adoption and return to office policies being implemented. As of the end of December 2023, although we saw a steady rise throughout the year, less than 50% of people were back in-office based on the Kastle “Back to Work Barometer” data study. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet Health Insurance Association, there was an increase of approximately 22% from 2021 to 2022 of insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market.

We are committed to improving the quality of life for all pets. To give back to our communities, we donate a portion of the proceeds from each walk to local shelters. From our inception through December 2023, we have donated over 17.7 million meals to pets in need through our partnership with the Greater Good Rescue Bank Program. We have also partnered with various pet rescue organizations both large and small across the United States, including pet adoption activation events.
In 2023, we derived revenue from the following distinct streams: (1) service fees charged to Pet Caregivers; (2) subscription fees for Wag! Premium and other fees paid by Pet Parents; (3) registration fees paid by Pet Caregivers to join and be listed on our platform; (4) wellness revenue through affiliate fees, prescription and over-the-counter sales; and (5) affiliate fees paid by third-party service partners based on ‘revenue-per-action’ or conversion activity due to the acquisition of Dog Food Advisor. Beginning in 2024, we expect to recognize additional revenue in the veterinary space pursuant to the implementation of our prescription management software with our B2B partners.
Our Strategy
We continue to grow and innovate our pet service and wellness offerings. When we look to the future, we believe that there are numerous opportunities to expand our premium pet platform. We remain committed to our long-term strategic initiatives of measured expansion, opportunistic mergers and acquisitions, and becoming an all-inclusive, trusted partner for Pet Parents.
As a leading supporter of Pet Parents and the health and well-being of their pets, it is our mission to continue to find ways to help Pet Parents and Pet Caregivers holistically. We aim to continue to help Pet Parents provide for their pet more efficiently and effectively, while making better and more informed decisions as quickly as they desire; the “button on the phone for the paw.” For Pet Caregivers, we want to continue to provide them with an opportunity to earn income on their own schedule. Within our marketplace and platform, we leverage proprietary technology and data to empower both Pet Parents and Pet Caregivers to reach these goals.
To achieve these goals, we intend to continue to grow our business by pursuing the following key strategies:
•Accelerate growth in existing markets. We believe that immense growth remains within our existing offerings and geographies. With over 95% of the U.S. population having access to Wag!, as of December 2023, approximately 600,000 platform participants transacted on the Wag! platform for at least one service in the fourth quarter of 2023. One of the main drivers of our brand is word-of-mouth growth in local markets. We have over 500,000 Pet Caregivers approved throughout North America and we plan to continue to increase bookings and services.
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
•Platform expansion. In addition to digitizing the facilitation of on demand pet services end-to-end, we have also reimagined the pet wellness model by consolidating facets of the market. For example, in the third quarter of 2021, we acquired Compare Pet Insurance Services, Inc. (“CPI”) which expanded our platform into the wellness market via a pet insurance comparison marketplace. Petted.com, one of the nation's largest pet insurance comparison marketplaces, allows Pet Parents to compare top insurance providers for the best deal and perfect plan for their beloved pet. Additionally, in the fourth quarter of 2022, we acquired Furmacy.
•Opportunistic mergers and acquisitions. We believe that, over time, we can create value with strategic acquisitions in the pet industry to improve the efficiency and efficacy of the Wag! platform. In the first quarter of 2023, Wag! entered the pet food and treat category with the acquisition of Dog Food Advisor which helps Pet Parents make informed decisions about dog food. This is a key example of merger and acquisition activity that allows us to expand into other areas of the industry, while still remaining true to the core of what we do: bettering the pet ownership experience in a digital and data driven manner.

Our Market Opportunity
The total U.S. market for pet spending was $136.8 billion in 2022, including pet food and treats, veterinary care and product sales, pet supplies, and other non-medical services, according to the American Pet Products Association (“APPA”). This is an increase of 11% from the previous year, driven largely by the COVID-19 pandemic spike in pet population. The APPA breaks down the pet industry into four categories: (1) Pet Food & Treats; (2) Supplies, Live Animals & OTC Medicine; (3) Vet Care & Product Sales; and (4) Other Services (inclusive of insurance). Wag! enters into 2024 with product offerings in three of the aforementioned four markets; anchored by our premium subscription service Wag! Premium, which spans across market lines.
We believe that the commercial market for pet care represents an enormous expansion opportunity because the existing market is limited due to the challenges of traditional pet care service and wellness offerings.
Key Products and Services
Services
Through the Wag! platform, Pet Parents can connect with Pet Caregivers to schedule an appointment for a desired service. Our platform allows Pet Parents to request a multitude of preset services, including pre-scheduled and on-demand dog walking, drop-in visits at the Pet Parent’s home, pet boarding at a caregiver’s home, in-home pet sitting, and both in-home one-on-one dog training as well as remote dog training. Our platform allows Pet Parents to specify required parameters, such as length of walk or specific pet needs, and then receive real-time updates, photos or videos, and a complete report card from the Pet Caregiver. Following the service, Pet Parents have the ability to provide written reviews of the Pet Caregivers, helping Pet Caregivers build their profile and business with the Wag! platform.
Wag! Premium is an annual or monthly subscription that offers 10% off all services booked as well as other features, such as waived booking fees, free advice from licensed pet experts, priority access to top-rated Pet Caregivers, and VIP Pet Parent support.
Wellness
Our suite of wellness services includes Vet Chat, wellness plans, pet insurance comparison, and pet prescription Rx. Vet Chat enables Pet Parents to connect with a licensed pet expert around the clock for real-time advice on their pets’ behavior, health and other needs. Pet wellness plans enable Pet Parents to obtain insurance coverage for their pets to cover every day wellness items. Pet insurance comparison enables Pet Parents to instantly compare insurance quotes and coverage from top-rated pet insurance providers, including Lemonade, Pets Best, Embrace, Trupanion, Petplan, and Prudent Pet. Through Furmacy we provide prescription management software for our B2B partners in the veterinary space.
By offering Pet Parents the opportunity to consult a licensed pet expert 24/7, obtain pet wellness plans, and compare pet insurance plans, Wag! has proven its ability to diversify the total addressable market (“TAM”) and unlock new spending in pet wellness.
Pet Food and Treats
With our acquisition of Dog Food Advisor in the first quarter of 2023 and the subsequent launch of Cat Food Advisor in the third quarter of 2023, Pet Parents now have access to some of the most visited and trusted pet food marketplaces in the United States. We believe our entrance into this category will unlock tremendous value and insights for recurring and new customers alike; those to whom we already provide an unparalleled marketplace experience in the wellness space and longtime customers who rely on Dog Food Advisor for expert advice to make informed decisions about pet food and treats.
Our Customers
Pets and Pet Parents
According to the 2023-2024 APPA National Pet Owners Survey, 66% of U.S. households own a pet, which equates to 86.9 million homes. According to the American Veterinary Medical Association, almost 90% of Pet Parents consider their pet a member of the family. This has led to increases in pet spending by necessity and desire to provide for their pet as any other member of the family. In light of these trends, marketplaces, such as Dog Food Advisor and Petted.com, can provide Pet Parents with both knowledge and power to execute on that desire with a few simple clicks.

Pet Parent’s Wants and Needs
Wag! was founded to make pet ownership possible because we believe that being busy should not prevent an individual from owning or caring for his or her pet. We believed a platform like ours could better address Pet Parents’ basic pet care needs — and that doing so represented an enormous business opportunity. We wanted to offer exceptional quality, ease of use, and affordability. We believe Pet Parents are seeking:
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
•Pet care that suits their budget and their lifestyle. While many Pet Parents may find commercial solutions too expensive, they are willing to pay the right price for the right care. For other parents whose pets may have unique needs or requirements, cost is not a barrier in exchange for safe, trusted, loving care.
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
Similar to Pet Parents, when prospective Pet Caregivers encounter Wag! for the first time, we aim to anticipate and address many of their needs in advance. We added features to allow Pet Caregivers the opportunity to view notes before a service so they can make a more informed decision before accepting a service request, the freedom to set their own prices, the option to withdraw earnings instantly for a small fee, ability to expand their reach to new Pet Parents and grow their business with social links to their profile and custom HTML Craigslist links, and the opportunity to access advice from seasoned veterans on the mobile app and tips to help them grow a successful pet care business.
Pet Caregivers who establish a profile on Wag! often find the approval process to be straightforward and simple. To build trust and transparency with Pet Parents, applicants are screened and required to pass a background check and a pet care test before they can be approved to offer services on the Wag! platform. All new Pet Caregivers also have the opportunity to complete a “test walk,” which is a simulated service that allows the Pet Caregiver to become familiar with the Wag! platform. We also provide built-in community safety features, such as the ability for a Pet Caregiver to flag chat conversations with a Pet Parent, block a Pet Parent’s service requests, and leave a review of a pet for other caregivers to consider. These measures reassure Pet Caregivers that they are joining a platform that cares about trust and reliability.
Wag! provides flexible, straightforward booking management tools. Our platform offers tools that allow Pet Caregivers to manage bookings and safely communicate to share photos, videos, and GPS mapping. Pet Caregivers receive safe, secure, and convenient online payments, set their availability with our calendar feature, and only book services that are a fit for their preferences and schedule. Our dedicated support team provides peace of mind for Pet Caregivers.

Wellness Service Providers
Through digitalization of the pet wellness market, we have integrated subject matter experts from all corners of the wellness industry, such as veterinarians and insurance providers, into the Wag! community. Our insurance marketplace facilitates the ability for Pet Parents to connect with top insurance providers in order to select the best plan for their pet. Wag! acts as the trusted liaison between the two parties. Additionally, via the Furmacy business, we provide the prescription management software for our B2B partners in the veterinary space. The facilitation of pet wellness services places Wag! in a unique position of capturing both sides of the market: the business of either or both the Pet Parent and pet professional, depending on the wellness need.
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
During the year ended December 31, 2023, two customers accounted for in aggregate approximately 36% of total revenues. For a discussion of risks related to customer concentration, see “Risk Factors — We are substantially dependent on revenues from a small number of customers. The loss of or decrease in revenue from any one of these customers would materially adversely affect our business, results of operations, and financial condition.” and Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
•Service offerings. Our platform offers access to many of the pet services across the spectrum of the pet services categories included in (1) Pet Food & Treats, (2) Supplies, Live Animals & Over-the-Counter Medicine, (3) Vet Care & Product Sales, and (4) Other Services.
•Large number of high-quality Pet Caregivers. Many Pet Caregivers are attracted to the Wag! platform. With the ability to make money on their own time, Pet Caregivers enjoy the flexibility of choosing how and when they want to work — claiming a last minute appointment or planning out an appointment weeks in advance. We currently have over 500,000 Pet Caregivers approved to provide services on Wag!.
•Industry best insurance comparison tool. Our proprietary insurance comparison tool allows Pet Parents to quickly and efficiently obtain and compare pet insurance coverage and fee quotes from leading pet insurance providers.
•High-quality pet service. With over 12 million Pet Parent reviews, more than 96% of which have earned five stars, we are a leader the industry for quality.
•Strong Pet Parent loyalty and word-of-mouth. Our continuous strength in facilitating connections between pet, parent, and Pet Caregiver translates directly into advantages in our ability to retain Pet Parents.
•Premier online destination for pet services. According to recent industry surveys conducted by Similarweb.com, Wag! was one of the top three online pets and animals websites in the United States in the fourth quarter of 2023 with more than 5 million monthly visitors.

Foundation of Trust and Safety
Safety on every booking is important to us, and we aim to reduce the number of incidents in the Wag! community. If an incident occurs, we are committed to improving our effectiveness in responding. To bring peace of mind for Pet Parents, all Pet Caregivers are screened, background checked, and approved prior to being approved to provide services on the Wag! platform. We also have a dedicated 24/7 support team to assist pets and their parents around the clock, and convenient tools for Pet Parents to obtain real-time information about their pets during a service. In the event there is damage to a Pet Parent’s property, they may be protected with up to $1 million property damage protection (subject to applicable policy limitations and exclusions). We move quickly to correct behaviors that are not consistent with our Community Guidelines and do not hesitate to remove both Pet Parents and Pet Caregivers from our platform when they behave in ways that violate our standards.
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
Marketing
Our marketing strategy is focused on attracting Pet Parents, Pet Caregivers, and pet service providers, to our marketplace. We depend on paid marketing, organic marketing and brand marketing strategies, along with creating virality and word-of-mouth acquisition through our product experience. Through our blog, “The Daily Wag!,” we attract new users to our marketplace. Wag! is top-ranking in both the Travel and Local (Google Play) and Travel (iOS) categories for key search terms through App Store optimization and strong consumer rankings and reviews. In addition, our website saw more than five million visitors per month from direct or unpaid traffic sources in 2023, the majority of which came from our search engine optimization efforts. In 2023, we saw an average of 80% organic customer acquisition.
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
•Other digital marketplaces. We compete with companies such as Rover and the pet care offering on Care.com. We differentiate ourselves with the breadth of our pet service options and simplicity in booking. For example, Wag! is the only marketplace to offer on-demand booking for dog walking and drop-in visits at the Pet Parent’s home, and which enables Pet Parents to find a local Pet Caregiver in less than 15 minutes. In addition, our monthly subscription offering, Wag! Premium, provides Pet Parents with a suite of platform features including discounts on additional services, such as boarding, sitting, and training. Finally, through our Wag! wellness suite of services, Pet Parents can chat with a licensed pet expert 24/7.
Human Capital Resources
As of December 31, 2023, we had 84 employees. The breakout of employees by department as of December 31, 2023 is as follows:

Run, Dig, Play & Catch
In 2023, as Wag!'s technology platform and overall business grew, we leaned on our values of “Run, Dig, Play and Catch” to help support employees and the Wag! Community. We continued our remote-first hybrid workplace strategy to provide employees with the flexibility for any caregiving responsibilities including for dependents or other family members. This meant creating and fostering an open and accepting work environment where leaders and managers supported flexible work schedules, paid family leave and/or paid time off. For those employees seeking community and social engagement, we hosted virtual and in-person events. Wag! also provides 360 feedback and role growth opportunities as part of our twice-yearly performance management program to assist employees with development. We integrate the aforementioned Wag! values into the performance management and feedback process to help recognize not only those who perform, but also to recognize and celebrate those who exhibit our values and contribute to the culture.
Diversity, Equity, Inclusion
Diversity, equity, and inclusion (“DEI”) are core to Wag!'s culture. We aim to build a workplace where people of all backgrounds and walks of life can thrive. We know that diverse and inclusive teams build more creative and innovative solutions that strengthen our business and reinforce our values. In 2023, we donated to several organizations that align with our values, including the Center of Policing Equity, which measures bias in policing and has goals to help stop such biases; one•n•ten which serves LGBTQ youth and young adults ages 11-24 by providing empowering social and service programs that promote self-expression, self-acceptance, leadership development, and healthy life choices; and K9s for Warriors, which matches service dogs with veterans to build an unwavering bond that facilitates their collective healing and recovery. Wag! also celebrates diversity events, for example LGBT Pride Month internally and externally on our social media channels each year, and recognizes Juneteenth as a company holiday. Wag! intends to maintain, iterate and add to our DEI initiatives and programs to broaden their impacts, as Wag! continues to grow.
Safety
Safety will always be Wag!'s top priority, and in 2023 we maintained an encouraged, yet fully optional, in-person work policy. We believe that our employees can excel and be productive wherever they choose to work, but recognize that certain employees seek to be around their co-workers and spend some time in the office. In order to attract and retain high performing employees while also being as inclusive as we can, we believe a remote-first hybrid approach to work is the best fit for our business, culture, and team. Our hybrid work policy allows employees and teams to select the work mode that best fits their personal needs. We do not anticipate any full-time in-person work requirements for our employees. In 2023, the sustainability of our working environment and employee well-being also remained a key priority. We retained our expanded sick and leave policies that were established in 2020, as well as periodic company-wide half-day Fridays to supplement Wag!'s paid time off policies.
Priorities
We aim to:
•Attract and retain world-class talent with diverse backgrounds and experiences;
•Offer equitable and inclusive pay, benefits and policies;
•Foster a safe workspace and requiring anti-discrimination and anti-harassment training;
•Fine-tune our recruiting efforts and procedures, including but not limited to reviewing job descriptions for inclusive language, sourcing from wide talent pools and a structured interview process; and
•Create an inclusive environment where employees feel welcome, valued, respected, supported, heard, and appreciated.
Furthermore, we are focused on employee engagement, which studies have shown is linked with high performance, retention, innovation, and growth. We also believe this helps us evaluate the effectiveness and inclusivity of our employment programs, practices and policies. Our employees have chosen to work at Wag! because they believe in our action-oriented, values-based, and purpose-driven work culture. In March 2023, Wag! conducted an engagement survey of all employees. 85% of employees submitted a response, and 86% of respondents reported favorable employee engagement, ahead of industry peers in the New Tech category according to research done by Culture Amp.

Workforce Diversity Metrics
We aim for our marketplace, products and services to be enjoyed by the diverse community of Pet Parents and Pet Caregivers. We are committed to transparent reporting on workforce diversity. All metrics below are as of December 31 of the stated year. Overall metrics include all employees. Leadership is defined as Director level and above.
Our Board of Directors (the “Board”) also affirmed its dedication to diversity in 2021, when we began adding independent Board members. The Board and Management committed to actively seek out diverse director candidates to include in the pool from which nominees are chosen.
Race and Ethnicity Metrics

	Board		Leadership		Non-Leadership
	2023	2022	2023	2022	2023	2022
American Indian or Alaska Native	—%	—%	—%	—%	2%	2%
Asian	33%	33%	9%	5%	14%	16%
Black or African American	17%	17%	5%	5%	8%	6%
Hispanic or Latino	—%	—%	—%	—%	19%	16%
Two or More Races	—%	—%	5%	5%	8%	8%
White	50%	50%	81%	85%	49%	52%

Age Metrics (excluding Board Members)

	2023	2022
24 years and younger	1%	4%
25-29 years	15%	24%
30-34 years	37%	32%
35-39 years	11%	8%
40-49 years	25%	22%
50+ years	11%	10%
Data Privacy, Data Protection and Security
Our privacy and cybersecurity program is designed and implemented, both within our internal systems and on our platform, to address the security and compliance requirements of personal and other regulated information related to Pet Parents, Pet Caregivers, and our employees.
We have a team of professionals that focuses on technical measures such as application, network, and system security, as well as policy measures related to privacy compliance, internal training and education, business continuity, and documented incident response protocols. Our cybersecurity protocols include periodic scans designed to identify security vulnerabilities on our servers, workstations, network equipment, production equipment, and applications, and we address remediation of any discovered vulnerabilities according to severity. We use various technical safeguards throughout our network, including but not limited to multi-factor authentication, permissioning software, audit logs, and other security controls to control access to internal systems that contain personal or other confidential information.
We design and implement our platform, offerings, and policies to facilitate compliance with evolving privacy, data protection, and cybersecurity laws and regulations, as well as to demonstrate respect for the privacy and data protection rights of our users and employees. We publish our user-related privacy practices on our website, and we further maintain certain additional internal policies and practices relating to the collection, use, storage, and disclosure of personal information.
Publication of our Privacy Statement and other policies and notices regarding privacy, data protection, and cybersecurity may subject us to investigation or enforcement actions by state and federal regulators if those statements, notices, or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We also may be bound from time to time by contractual obligations related to privacy, data protection, or cybersecurity. The laws and regulations to which we are subject relating to privacy, data protection, and cybersecurity, as well as their interpretation and enforcement, are evolving and we expect them to continue to change. For example, the California Consumer Privacy Act of 2018 (“CCPA”), among other things, requires covered companies to provide specified disclosures to California residents about such companies’ collection, use, and sharing of their personal information, gives California residents expanded rights to access, correct and delete their personal information, and affords such residents abilities to opt out of certain “sales” or transfers of personal information, the processing of sensitive personal information for certain purposes and the use of personal information for cross context behavioral advertising. Guidance related to the CCPA continues to evolve and the CCPA has led some states, and will likely lead other states, to pass comparable legislation. Other privacy and cybersecurity laws and regulations to which we may be subject include, for example, the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act, and Section 5 of the Federal Trade Commission Act. More generally, the various legal obligations that apply to us relating to privacy, data protection, and cybersecurity may evolve in a manner that relates to our practices or the features of our mobile applications or website. We may need to take additional measures to comply with new and evolving legal obligations and to maintain and improve our cybersecurity posture in an effort to reduce cybersecurity incidents or avoid breaches affecting personal information or other sensitive or proprietary data. For additional information, see “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the transfer or processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the transfer or processing of data relating to individuals, could adversely affect our business, results of operations and financial condition.”

Government Regulation
We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, pricing, whistleblowing and worker confidentiality obligations, animal and human health and safety, text messaging, subscription services, intellectual property, insurance producer licensing and market conduct, consumer protection and warnings, marketing, product liability, environmental protection, taxation, privacy, data protection, cybersecurity, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, e-commerce, mobile application and website accessibility, money transmittal, and background checks. These laws, regulations, and standards are often complex and subject to varying interpretations, in many cases due to their lack of specificity or unclear applicability, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. Noncompliance with state insurance statutes or regulations may subject Wag! to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation.
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
For more information, see “Risk Factors — Risks Related to Regulation and Taxation — Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.” and “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the transfer or processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the transfer or processing of data relating to individuals, could adversely affect our business, results of operations and financial condition.”
We are subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies, none of which have resulted in a material assessment.

Intellectual Property
We rely on a combination of state, federal, and common-law rights and trade secret, trademark, and copyright laws in the United States and other jurisdictions together with confidentiality agreements, contractual restrictions, and technical measures to protect the confidentiality of our proprietary rights. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third-parties in order to limit access to, and disclosure and use of, our confidential and proprietary technology and to preserve our rights thereto. We also have registered and unregistered trademarks for the names of many of our products and services, and we are the registrant of the domain registrations for all of our websites.
As of December 31, 2023, we hold 16 registered trademarks in the United States. In addition, we have registered domain names for websites that we use in our business, such as www.wagwalking.com and other variations. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We also utilize third-party content, software, technology and intellectual property in connection with our business.
We have been involved in intellectual property lawsuits and may continue to face allegations from third parties, including our competitors, that we have infringed or otherwise violated their intellectual property rights. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
For additional information on risks relating to intellectual property, see the sections titled “Risk Factors — Risks Related to Our Intellectual Property” and “Risk Factors — Risks Related to Regulation and Taxation.”
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (the “SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our Annual Meeting of Stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at investors.wag.co. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, our X (formerly Twitter) account (@wagwalking), our LinkedIn account (https://www.linkedin.com/company/wag-group-co) and our Chief Executive Officer and Chairman's LinkedIn account (https://www.linkedin.com/in/garrettsmallwood/), as means of disclosing material information to the public and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, composition of our Board and its committees, and our Code of Conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our common stock. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business and industry, risks relating to information technology, intellectual property, cybersecurity and privacy, risks relating to legal, regulatory, accounting and tax matters, risks relating to our indebtedness and liquidity and risks relating to ownership of our common stock, which are discussed more fully below. This risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•The businesses and industries in which we operate are highly competitive and we may be unable to compete successfully with our current or future competitors;;
•We have incurred net losses in each year since inception. If we fail to manage certain risks and challenges as our business evolves, we may not produce expected long-term benefits and this may adversely affect our business, operating results, and financial condition;
•Online marketplaces for pet care services are still in relatively early stages of growth and if demand for them does not continue to grow, grows slower than expected, or fails to grow as large as expected, our business, financial condition, and operating results could be materially adversely affected;
•Our marketing efforts to help grow the business may not be effective;
•We are substantially dependent on revenues from a small number of customers. The loss of or decrease in revenue from any one of these customers would materially adversely affect our business, results of operations, and financial condition;
•If we fail to retain existing users or attract new users, or if users fail to receive high-quality offerings or fail to provide high-quality offerings, our business, operating results, and financial condition would be materially adversely affected;
•Our fee structure is impacted by a number of factors and ultimately may not be successful in attracting and retaining Pet Parents and Pet Caregivers;
•Actions by Pet Caregivers or Pet Parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, business, operating results and financial conditions;
•If Pet Caregivers are reclassified as employees under applicable law or new laws are passed that reclassify Pet Caregivers as employees, our business would be materially adversely affected;
•Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results;
•We We have been subject to cybersecurity attacks in the past and may be the target of future attacks. Any actual or perceived breach of security or cybersecurity incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of our information technology systems, could interrupt our operations, harm our brand, and adversely affect our reputation, business, financial condition, and operating results;
•We primarily rely on third parties to deliver services to users on our platform and any disruption of or interference with our use of such third party services or software could adversely affect our business, financial condition, and operating results.;
•We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition, and operating results could be materially adversely affected;We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition, and operating results could be materially adversely affected;

•The failure to successfully execute and integrate acquisitions could materially adversely affect our business, operating results, and financial condition;
•Failure to achieve and maintain effective disclosure controls and internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations which could have a material adverse effect on our business and stock price;
•Our management team has limited experience operating a public company; and
•There can be no assurance that we will be able to comply with the continued listing requirements of the Nasdaq Global Market and failure to do so may result in our securities being delisted.
Risks Related to Our Business
The businesses and industries in which we operate are highly competitive and we may be unable to compete successfully with our current or future competitors.
We operate in a highly competitive environment and face significant competition in attracting users. Current and potential competitors (including any new entrants into the market, friends, family, neighbors, other digital marketplaces for pet care services, large commercial kennels and daycares) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, previously established or stronger relationships with customers, larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Competitors may be able to provide users with a better or more complete experience, or respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or user requirements or preferences. Some of our competitors could adopt aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Our industries may also experience significant consolidation or the entrance of new players. If our competitors are successful, we may face reduced demand for our platform and slower growth, which could materially adversely affect our business, operating results, and financial condition. We believe our ability to compete effectively depends upon many factors both within and beyond our control, including the popularity, utility, ease of use, performance, and reliability of our offerings compared to those of our competitors; the prices of offerings and the fees we charge pet care providers and Pet Parents on our platform; our ability to attract and retain high quality Pet Caregivers; the perceived safety of offerings on our platform; our ability, and the ability of our competitors, to develop new offerings; and our ability to attract, retain, and motivate talented employees.
We have incurred net losses in each year since inception. If we fail to manage certain risks and challenges as our business evolves, we may not produce expected long term benefits and this may adversely affect our business, operating results, and financial condition.
We incurred net losses of $13.3 million, $38.6 million, and $6.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $161.7 million and $148.4 million, respectively. As a result of the COVID-19 pandemic, our monthly revenues declined rapidly after March 2020. Historically, we have invested significantly in efforts to grow our Pet Parent and Pet Caregiver network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, hired additional employees, and enhanced the platform. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected.
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

Online marketplaces for pet care services are still in relatively early stages of growth and if demand for them does not continue to grow, grows slower than expected, or fails to grow as large as expected, our business, financial condition, and operating results could be materially adversely affected.
Demand for booking pet care services through online marketplaces has grown rapidly since the 2015 launch of our platform, but such platforms are still relatively new and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of people to obtain pet care through platforms like our platform. If the public does not perceive these services as beneficial, or chooses not to adopt them, or instead adopts alternative solutions based on changes in our reputation for trust and safety, offering prices, availability of services, or other factors outside of our control, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and operating results.
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
We are substantially dependent on revenues from a small number of customers. The loss of or decrease in revenue from any one of these customers would materially adversely affect our business, results of operations, and financial condition.
A small number of customers make up a large portion of our total revenues. For example, for the fiscal year ended December 31, 2023, two customers from Wag! Wellness accounted for an aggregate of 36% of total revenues. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenue from existing major customers, with revenue from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenue from, or loss of, one or more of these customers could harm our business, operating results, financial condition, and cash flows.
If we fail to retain existing users or attract new users, or if users fail to receive high-quality offerings or fail to provide high-quality offerings, our business, operating results, and financial condition would be materially adversely affected.
The success of Wag! services depends on retaining existing Pet Parents and attracting new Pet Parents to use our platform, increasing the number of repeat bookings that Pet Parents make, and attracting them to different types of service offerings on our platform. Our business also depends on Pet Caregivers maintaining their use of our platform and engaging in practices that encourage Pet Parents to book their services. If there is insufficient availability or demand for services, revenues will decline and our business, operating results, and financial condition would be materially adversely affected.

Pet Caregivers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our Pet Caregivers have chosen to cross-list their offerings, which may cause Pet Parents to book through other platforms or with other competitors. When offerings are cross-listed, the price paid by Pet Parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause Pet Parents to book through other platforms or with other competitors, which could materially adversely affect our business, operating results and financial condition. Pet Parents have a range of options for meeting their pet care needs, including neighbors, family and friends, local independent operators, large, commercial providers such as kennels and day cares, other online aggregators and directories, and other digital marketplaces. Certain Pet Parents reach out to our Pet Caregivers (and vice versa) and incentivize them to list or book directly with them and bypass our platform, which reduces the use of our platform and could materially adversely affect our business, operating results, and financial condition.
While we plan to continue to invest in our Pet Caregiver community and in tools to assist Pet Caregivers, including our technology and algorithms, these investments may not be successful in retaining existing Pet Caregivers or growing the number of Pet Caregivers and listings on our platform. If we are unable to attract and retain individual Pet Caregivers and Pet Parents in a cost-effective manner, or at all, our business, operating results, and financial condition would be materially adversely affected. In addition, the number of bookings on our platform may decline as a result of a number of factors affecting pet care providers, some of which are outside our control, including: Pet Caregivers booking on other third-party platforms as an alternative to offering on our platform; economic, social and political factors; Pet Caregivers not receiving timely and adequate support from us; perceptions of trust and safety on and off our platform; negative experiences with pets and Pet Parents, including pets who damage pet care provider property; our efforts or failure or perceived failure to comply with regulatory requirements; and our decision to remove Pet Caregivers from our platform for not adhering to our Community Guidelines or other factors we deem detrimental to our community.
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
We have and plan to continue to invest in new offerings and initiatives to further differentiate the company from our competitors. Developing and delivering new offerings and initiatives increases our expenses and organizational complexity. We have and may continue to experience difficulties in developing and implementing these new offerings and initiatives.

Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings and initiatives will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenues to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our users to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results, and financial condition would be materially adversely affected.
We rely on internet search engines to drive traffic to our platform to grow revenues and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results, and financial condition.
Our success depends in part on our ability to generate revenue through unpaid internet search results on search engines such as Google, Yahoo!, and Bing. The number of users that we attract to our platform from search engines is due in large part to website rankings in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our websites or mobile applications may not be prominent enough to drive traffic and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility. Any reduction in the number of users directed to our platform could adversely affect our business, financial condition, and operating results.
Further, we have used paid marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. A critical factor in attracting users to our platform has been how prominently offerings are displayed in response to search queries for key search terms. We may face increased costs for relevant keywords as our competitors bid on our keywords, including our brand name. However, we may not be successful at our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on paid marketing, we may need to increase our paid marketing spend in the future, including in response to increased spend on marketing from our competitors and our business, operating results, and financial condition could be materially adversely affected.
Maintaining and enhancing our brand and reputation is critical to our growth and negative publicity could damage our brand and could materially adversely affect our business, operating results, and financial condition.
Trust in our brand is essential to the strength of our business. Maintaining and enhancing our brand and reputation is critical to our ability to attract users and employees and to compete effectively. We are heavily dependent on the perceptions of those who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company and negative publicity or negative experiences on our platform may harm our brand and reputation and could adversely affect our business, operating results, and financial condition.
Any incident, whether actual or rumored to have occurred, involving the safety or security of pets, Pet Caregivers, Pet Parents, or other members of the public, fraudulent activity and transactions on our platform, or incidents that are mistakenly attributed to us and any media coverage or social media posts resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract and retain users. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate support or our platform policies are perceived to be too permissive, too restrictive, or providing unsatisfactory resolutions. We have been the subject of media reports, social media posts, blogs, and other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some Pet Caregivers have refrained from and may in the future refrain from, offering services through our platform and some Pet Parents have refrained from and may in the future refrain from using our platform, which could materially adversely affect our business, operating results, and financial condition.

Our brand and reputation could also be harmed if we fail to comply with regulatory requirements as interpreted by certain governments or agencies or otherwise fails, or are perceived to fail, to act responsibly in a number of other areas, such as: animal welfare; safety and security; cybersecurity; privacy practices and data protection; provision of information about users and activities on our platform.
In addition, we rely on users to provide trustworthy reviews and ratings that others may rely upon to help decide whether or not to utilize a particular offering and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our community. Our users may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings.
We have procedures in place to combat fraud or abuse of our review system, but cannot guarantee that these procedures are or will be effective. In addition, if our Pet Parents do not leave reliable reviews and ratings, other potential Pet Caregivers or Pet Parents may disregard those reviews and ratings, and our systems that use reviews and ratings to make quality standards transparent would be less effective, which could reduce trust within our community and damage our brand and reputation and could materially adversely affect our business, operating results, and financial condition.
Actions by Pet Caregivers or Pet Parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and our ability to attract and retain Pet Caregivers and Pet Parents and materially adversely affect our reputation, business, operating results, and financial condition.
We have no control over or ability to predict the specific actions of our users and other third parties during the time that Pet Parents or Pet Caregivers are receiving or providing services through our platform and therefore, we cannot guarantee the safety of pets, Pet Caregivers, Pet Parents, and third parties. The actions of pets, Pet Caregivers, Pet Parents, and other third parties have resulted in pet fatalities and pet and human injuries. While we have implemented measures to prevent and address these risks, it is unlikely these measures will prevent these risks from occurring in the future. Such risks have created and could continue to create potential legal or other substantial liabilities for us, and may materially adversely affect our reputation, business, operating results, and financial condition.
All new Pet Caregivers on our platform undergo a criminal background check conducted by a third-party service provider before they can offer their services on our platform. The criminal background checks for Pet Caregivers and other screening processes rely on, among other things, the third-party service providers to conduct such background checks pursuant to applicable laws and our internal standards and to disclose the relevant information to us that may affect Pet Caregiver eligibility. The failure to do so exposes us to liability.
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
In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, qualifications, credentials, and compliance with our policies or standards and legal compliance, of all our Pet Caregivers’ offerings. We have not in the past and may not in the future undertake to independently verify the location, safety, or suitability of offerings for individual pets and Pet Parents. Where we have undertaken the verification or screening of certain aspects of Pet Caregiver qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by Pet Caregivers and the ability of our internal teams or third-party service providers to adequately conduct such verification or screening practices.
We have in the past relied and may in the future rely on Pet Caregivers and Pet Parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to reported issues with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from Pet Caregivers and Pet Parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual Pet Caregivers or Pet Parents or may not sufficiently address those risks.

We also have faced and may in the future face civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable offerings, discriminatory policies, data processing, practices or behavior on and off our platform or by Pet Caregivers, Pet Parents, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other Pet Caregiver, Pet Parent, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools, and procedures to protect Pet Caregivers, Pet Parents, and the communities in which our Pet Caregivers operate, we may not be successful in doing so. Similarly, offerings that are inaccurate, of a lower than expected quality, or that do not comply with our policies have in the past and may in the future harm Pet Parents and public perception of the quality and safety of offerings on our platform and materially adversely affect our reputation, business, operating results, and financial condition.
If Pet Caregivers, Pet Parents, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct, or use our platform as a conduit for criminal activity, Pet Parents may not consider our platform and the offerings on our platform safe and we may receive negative media and social media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand reputation and lower the usage rate of our platform.
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
We derive a significant portion of our revenue and historically have generated a significant portion of our growth in more densely populated urban areas. Our business and financial results may be susceptible to economic, social and regulatory conditions, or other circumstances that tend to impact such areas. An economic downturn, increased competition, or regulatory obstacles in these areas could adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and finding local Pet Caregivers is more difficult, the cost of pet ownership is lower, and alternative Pet Caregivers may be more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market (“ TAM”) would be limited and our business, financial condition, and operating results would suffer.
Any international operations involve additional risks, and our exposure to these risks may increase as Wag! expands internationally.
Any expansion of our operations internationally involves risk, including many of the same operational risks we face in expanding our U.S. operations. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to unique challenges, including growing a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, foreign currency rules and regulations, adverse tax consequences, and commercial infrastructures, and challenges obtaining and protecting intellectual property rights.
In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, privacy, and trade and economic sanctions.
Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the Internet or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political or social instability and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, could adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings, those of our third-party providers, or a delay in the provision of such offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
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
In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we moved to a hybrid workplace setup in which employees have the voluntary option to go to the office. However there is no requirement for employees to go to the office every day at this time nor any plans for such a requirement in the immediate future. We are positioned to leverage technology for employees and teams to work from home and accomplish their work without going into the office.
In addition, our business and results of operations are also subject to global economic conditions, including any resulting effect on spending by us or our customers. If general economic conditions deteriorate in the United States, discretionary spending may decline and demand for premium pet offerings may be reduced. Also, an economic downtown caused by factors outside of our control, including the COVID-19 pandemic, has led or could lead to a general decrease in travel and spending on pet care services and such downturns in the future may materially adversely impact demand for our platform and our revenue. Such a shift in Pet Parent behavior would materially adversely affect our business, operating results, and financial condition.

Risks Related to Regulation and Taxation
If Pet Caregivers are reclassified as employees under applicable law or new laws are passed that reclassify Pet Caregivers as employees, our business would be materially adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels challenging the classification of Pet Caregivers that use our platform as independent contractors. The regulations governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. As referenced above, we maintain that Pet Caregivers that use our platform are independent contractors. However, courts or regulatory authorities may nevertheless reclassify Pet Caregivers as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of Pet Caregivers as employees would adversely affect our business, financial condition, and operating results.
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
We operate in regulated industries, including insurance, which require licenses to operate in the jurisdictions in which we operate. One of our subsidiaries is currently licensed as an insurance agency in 50 states and the District of Columbia. We cannot guarantee that it will be able to refer its users to options for pet insurance nationwide in the near term or at all. Our ability to retain state licenses depends on our ability to meet licensing requirements enacted or promulgated in each state. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, or have certain referral compensation agreements suspended or terminated, and may result in the suspension of our authority to receive commission compensation for the referral of such insurance business. If these licenses are revoked or suspended, our regulated business could be materially adversely affected and we may be forced to temporarily suspend operations in affected jurisdictions. This may require us to expend substantial resources or to discontinue certain services or platform features, which might further adversely affect our business. Any costs incurred to prevent or mitigate this potential liability could adversely affect our business, financial condition, and operating results.

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.
Online marketplaces are a rapidly developing business model and are quickly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, insurance producer licensing and market conduct, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background checks, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States.
Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state level are considering a number of legislative and regulatory proposals concerning privacy, artificial intelligence, and other matters that may be applicable to our business. For more information regarding such privacy and cybersecurity laws and regulations, and the impact of such laws and regulations on our business, see “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the transfer or processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the transfer or processing of data relating to individuals, could adversely affect our business, results of operations and financial condition.” It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which we may become subject.
In the United States, money transmission is subject to various state and federal laws and the rules and regulations are enforced by multiple authorities and governing bodies, including numerous federal, state, and local agencies who may define money transmission differently. Outside of the United States, we would be subject to additional laws, rules, and regulations related to the provision of payments and financial services if we expand internationally. Expanding into new jurisdictions will cause us to be subject to the foreign regulations and regulators governing those jurisdictions. Noncompliance with such regulations may subject us to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent service providers or otherwise viewed as part of the “gig economy.” Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with service providers or the fees that we may charge Pet Parents. Given our short operating history to-date and our licensed insurance subsidiary, and the rapid speed of growth of both, we are particularly vulnerable to regulators reviewing our practices and customer communications. As a result of any noncompliance with laws or regulations, including any future laws or regulations that we may not be able to anticipate at this time, we may be subject to claims and other legal and regulatory proceedings, fines, rebates, or other penalties, including suspension or revocation of licenses, criminal and civil proceedings, forfeiture of significant assets, cease-and-desist orders, and other enforcement actions or be forced to implement new measures to reduce our exposure to this liability, which may require us to expend substantial resources or to discontinue certain services or platform features. In addition, the increased attention to liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition, and operating results.
We are subject to regulatory inquiries, claims, lawsuits, government investigations, and various proceedings and other disputes, and may face potential liability and expenses for legal claims, which could materially adversely affect our reputation, business, operating results, and financial condition.
We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and administrative proceedings, including those involving pet injury, pet and human fatalities, personal injury, property damage, worker classification, pay model, service fees and gratuities, cancellations and refunds, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, Pet Caregiver and Pet Parent complaints, intellectual property disputes, compliance with regulatory requirements, cybersecurity, advertising practices, tax issues, the nature and frequency of our communications, including marketing, via email, text, or telephone, and other matters. We may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as it deploys new services. Results of investigations, inquiries, and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, or inquiry having a material impact on our business, financial condition, and operating results, particularly if an investigation, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Any claims against us, whether meritorious or not, could be time-consuming and can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters and the diversion of management resources and other factors.
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
We are subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of pets, Pet Parents, and Pet Caregivers. In the ordinary course of business, our customer service team receives claims pursuant to the Customer Claims Policy. Claims and threats of legal action that arise from pet sitting services booked through our website or applications may be sent directly to our legal department or may be received by our customer service team. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, Pet Parents, Pet Caregivers, and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by Pet Caregivers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including customer goodwill, expediency, protection of our reputation, and to prevent the uncertainty of litigating, and it expects that such expenses will continue to increase as our business grows and we face increasing public scrutiny. We currently are named as a defendant in a number of matters related to accidents or other incidents involving users of our platform, pets, or third parties. Pending or threatened legal proceedings could have a material impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any Pet Parents, Pet Caregivers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and operating results.
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
We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business, financial condition, and operating results.
We are subject to income taxes and non-income taxes in various U.S. jurisdictions, and such tax laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state and local tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In particular, such tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. Further, even in jurisdictions where we are collecting taxes and remitting such taxes to the appropriate authorities, we have failed and in the future may fail to accurately calculate, collect, report, and remit such taxes. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage Pet Parents and Pet Caregivers from utilizing our offerings, or could otherwise harm our business, financial condition, and operating results. We are currently subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. We are also subject to routine IRS audits, including those regarding 1099 Statements. As of December 31, 2023, management did not believe that the outcome of pending matters would have a material adverse effect on our financial position, results of operations, or cash flows. For more information, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $222.9 million and $186.3 million, respectively. The federal net operating loss carryforwards generated as of December 31, 2017 of $24.4 million will expire in 2037, while $198.4 million federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jumpstart Our Business Startups Act (“JOBS Act”), but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. We have incurred net losses since inception. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced ownership changes in the past, and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, even if we achieve profitability.
Risks Related to Our Indebtedness
A definitive financing agreement with Blue Torch is secured by substantially all of our assets and the assets of our subsidiaries, and in the occurrence of an event of default, Blue Torch may be able to foreclose on all or some of these assets which would materially harm our business, financial condition and results of operations.
We entered into a definitive financing agreement with Blue Torch for a senior secured loan in the amount of $32.2 million (the “Financing Agreement”) in connection with the closing of the merger by and among Wag Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corp., and CHW Merger Sub Inc., on August 9, 2022 (“Business Combination”). See Note 1, Organization and Description of Business, to the Consolidated Financial Statements below for a further description of the Business Combination. (the “Financing Agreement”). The Financing Agreement is secured by substantially all of our assets and the assets of our subsidiaries (collectively, the “Credit Parties”), including the Credit Parties’ intellectual property and equity interests in the Credit Parties’ subsidiaries, subject to customary exceptions. Additionally, the definitive documentation for the Financing Agreement states that if the Credit Parties default on their payment or performance obligations in respect of the loan or fail to maintain certain levels of minimum revenue and minimum liquidity, Blue Torch will be able to foreclose on all or some of the Credit Parties’ assets that are collateral for the Financing Agreement, which would materially harm the Credit Parties’ business, financial condition and results of operations and our securities could be rendered worthless. In addition, the Financing Agreement includes cross-default or cross-acceleration provisions that could result in the loan being accelerated and/or terminated if an event of default or acceleration of maturity occurs under our PPP loan.
Because substantially all of the Credit Parties’ assets have been pledged to secure the Financing Agreement, the Credit Parties’ ability to incur additional secured or unsecured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on the Credit Parties’ financial flexibility. For more information about these and other financing arrangements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, of this Annual Report on Form 10-K.

Our debt obligations could materially and adversely affect our business, financial condition, results of operations, and prospects and our ability to meet our payment obligations under our Financing Agreement depends on our ability to generate significant cash flows. We cannot assure you that we will be able to generate sufficient cash flow or obtain external financing on terms acceptable to us or at all.
We have incurred in the past, and may incur in the future, debt to finance our operations, capital investments, business acquisitions, and to restructure our capital structure. We may be required to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, expenditures and other business activities, and may in turn adversely impact our ability to implement other business strategies. Our debt obligations may increase our exposure to interest rate risk from variable rate indebtedness.
Our ability to meet our payment obligations under our debt facilities, including a principal amount of $32 million of obligations to Blue Torch that matures in August 2025, depends on our ability to generate significant cash flows or obtain external financing in the future. This ability, to some extent, is subject to market, economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, issue stock, reduce or delay capital investments, or seek to raise additional capital. If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or if we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Privacy and Technology
We have been subject to cybersecurity attacks in the past and may be the target of future attacks. Any actual or perceived breach of security or cybersecurity incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of our information technology systems, could interrupt our operations, harm our brand, and adversely affect our reputation, business, financial condition, and operating results.
Our business involves the collection, storage, processing, and transmission of personal information and other sensitive and proprietary data of Pet Parents and Pet Caregivers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information, and personal information relating to individuals such as our employees. Given the nature of the information we use and store, we may experience cyberattacks, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) or other data security incidents, and thus the secure maintenance of this information is critical to our business and reputation. The breach, disruption or failure of our security measures has in the past and may in the future result in unauthorized persons obtaining access to our user data. For example, we have been subject to phishing, credential stuffing and distributed denial-of-service attacks, and therefore we cannot guarantee that no such attacks or other attacks will occur in the future or that they will not be successful. Our systems and processes may not be effective in protecting the data of those who use our platform or may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and may face delays in detection or remediation of, or other responses to, security breaches and other privacy-data protection and security-related incidents. In addition, these incidents can originate on our vendors’ information systems, which can then be leveraged to access our information systems, further preventing our ability to successfully identify and mitigate the attack.
Accordingly, we may experience data security breaches, cyberattacks, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) or other data security incidents. Further, the IT and infrastructure used in our business, including open source software and third-party software and systems, is vulnerable to cyberattacks or security breaches and to damages from computer viruses, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, human error and application malfunction, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions, which may permit third parties to access data, including personal information and other sensitive data of Pet Parents and Pet Caregivers, our employees’ personal information, or other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems. In 2018, we experienced an incident in which some of our data was inadvertently exposed. The incident was quickly contained and there was no material impact on our operations or financial results.

Additionally, we also share information with third-party service providers to conduct our business and if any of our business partners or service providers with whom we share information fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our users’ information may be improperly accessed, used or disclosed and our business could be adversely affected. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, or users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us.
Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data also could result in an actual or perceived privacy, data protection, or security breach or other security incident. In addition, outside parties may attempt to fraudulently induce employees, service providers, users or customers to disclose sensitive information in order to gain access to our data or the data or accounts of our users or other parties. Although we have policies restricting access to the information we store, there is a risk that these policies may not be effective in all cases.
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
While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover all of our costs and liabilities related to any incidents, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations, and financial condition.
Changes in laws, regulations, or industry standards relating to privacy, data protection, or the transfer or processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the transfer or processing of data relating to individuals, could adversely affect our business, results of operations and financial condition.
We collect, store, transmit, and process a large volume of personal information relating to users on our platform, as well as personally identifiable information relating to users on our platform, such as email addresses, phone numbers, and home address, as well as personal information relating to other individuals such as our employees and job applicants. In addition to contractual obligations, numerous local, municipal, state, federal, and international laws, rules and regulations address privacy and the collection, storing, transmitting, use, disclosure, disposal, protection, and other processing of certain types of data, including personal information. These laws, rules, and regulations regulating the personal information collected, transmitted, stored, and processed by us evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another. In addition there has been a noticeable increase in class actions in the United States where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of chatbots, cookies, and other tracking technologies. Complying with these laws requires significant costs and expenses, and any actual or perceived failure by us or our third party service providers to comply could result in significant liability and negative publicity. Such consequences could materially adversely affect our business, operating results, and financial condition.

For example, certain U.S. states have adopted new or modified laws and regulations relating to privacy, the processing of information and electronic marketing, that apply to our business. The CCPA went into effect in 2020 and imposes a range of obligations on covered businesses that process personal information about California residents. Other states, including Virginia, Colorado, Connecticut, and Utah, among others, have enacted similar data privacy laws and comparable data privacy legislation may be passed at a state, federal, or international level. Numerous class-action suits have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs in violation of federal and state laws, including the TCPA, with many resulting in multi-million-dollar settlements to the plaintiffs. We may also be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. This creates a patchwork of overlapping but different laws relating to the processing of personal information, which increases the complexity of compliance and has required, and may in the future require, us to modify our data processing practices and policies and to incur substantial compliance-related costs and expenses that are likely to increase over time.
Our efforts to comply with the various data privacy, data protection and information security laws, regulations, and frameworks, alongside contractual obligations relating to the processing of personal information, may not be effective and could greatly increase the cost of operating our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Moreover, any failure, or perceived failure, by us, our third-party providers, Pet Parents, or Pet Caregivers, to comply with data privacy laws, rules, or regulations, industry standards, and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and any erosion of trust which could damage our reputation and operating results. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand which could materially adversely affect our business, financial condition, and operating results.
The success of our platform relies on algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition, and operating results.
We use proprietary algorithms in an effort to maximize user satisfaction and retention, as well as to optimize return on marketing expenses. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Operation failures could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively. Additionally, there is increased governmental interest in regulating technology companies. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions, and other legal and regulatory proceedings, fines or other penalties, and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition, and operating results.
Any error, bug, vulnerability, or systems defect or failure and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition, and operating results.
Our success depends on Pet Parents and Pet Caregivers being able to access our platform at any time. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects, vulnerabilities, malfunctions or inappropriate maintenance, distributed denial-of-service and other cyberattacks or cyber incidents, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Further, some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events. In addition, to the extent that our systems depend upon the successful operation of the open source software we use, any undetected errors, bugs, or defects in this open source software could prevent the deployment or impair the functionality of our systems or applications, delay the introduction of new solutions, result in a failure of our systems, products or services, and harm our reputation.

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
We primarily rely on third parties to deliver services to users on our platform and any disruption of or interference with our use such third party services or software could adversely affect our business, financial condition, and operating results.
We rely in part upon the stable performance of our servers, networks, IT infrastructure and data processing systems for provision of our products and services and we rely upon certain third parties to host our platform, to support our operations, and to provide software or features for our platform. For example, we currently use on Amazon Web Services (“AWS”) to host our platform and support our operations and we rely on Google Maps and Apple Maps for maps and location data for functionality on our platform. If the third parties we rely upon cease to provide access to the third-party services or software that we, Pet Parents, and Pet Caregivers use, cease providing access to such services or software on terms that we believe to be attractive or reasonable, or stop providing the most current version of such services or software, or make such software or services incompatible with our platform, we may be required to seek comparable services or software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
We do not have control over the operations of the facilities that our third parties use. The facilities of third parties are vulnerable to damage or interruption from internal and external factors, including natural disasters, cybersecurity attacks or incidents, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced, and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Sustained or repeated system failures of our third parties would reduce the attractiveness of our platform. It may become increasingly difficult or expensive to maintain and improve our performance, especially during peak usage times, when there are more users on our platform. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and operating results.
We rely on third-party payment service providers to process payments made by Pet Parents and payments made to Pet Caregivers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results, and financial condition could be materially adversely affected.
We rely on a number of third-party payment service providers to process payments made by our Pet Parents and payments made to Pet Caregivers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. If these companies become unwilling or unable to provide these services to us on acceptable terms, we are unable to integrate with a provider in a timely manner, or regulators take action against us, our business may be disrupted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame, and the transition or addition would require significant time and management resources. Any of the foregoing risks related to third-party payment service providers, including compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to Pet Caregivers out of our funds, which could materially adversely affect our business, operating results, and financial condition.
In addition, the software infrastructure and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to Pet Caregivers on our platform, which could make our platform less convenient and desirable to our users and adversely affect our ability to attract and retain Pet Caregivers and Pet Parents.

For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks may increase, and payment card networks may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees than transactions made through debit cards. If we or our service providers fail to comply with payment card industry security standards, we also face a risk of increased transaction fees and other fines and penalties, including restrictions or expulsion from card acceptance programs, which could materially and adversely affect our business. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, operating results, and financial condition.
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
We largely depend on mobile operating systems, such as Android and iOS and their respective application marketplaces to make our applications available to Pet Parents and Pet Caregivers that use our platform on mobile devices. Any changes in such systems or application marketplaces that degrade the functionality of our applications or give preferential treatment to our competitors’ applications could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to Pet Parents and Pet Caregivers, make changes that degrade the functionality of our applications, increase the cost to users or to us of using such mobile operating systems or application marketplaces or our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, user growth could slow, pause, or decline. Our applications have experienced fluctuations in the past and we could experience similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition, and operating results.
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
Our platform contains third-party open source software components, the use of which could expose us to information security vulnerabilities or subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost or that we make publicly available our confidential, proprietary source code; any such failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
We use open source software. Our platform contains software modules licensed to it by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. Accordingly, we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance, nor can we ensure that malicious code is not embedded in such open source software.

From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, its proprietary code, any of which could adversely affect our business, financial condition, and operating results. Some open source licenses contain unfavorable requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make our software available at little or no cost, or grants other licenses to our intellectual property. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until it can adequately address the concerns. We have processes in place to help alleviate risks associated with our use of open source software, but any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our ownership of proprietary intellectual property, the security of our systems, products and services, or our business, results of operations, and financial condition.
Risks Related to Our Intellectual Property
We may fail to adequately protect our intellectual property and we may be subject to intellectual property infringement claims by third parties, each of which could adversely affect our business, financial condition, and operating results.
Our business depends on our intellectual property and proprietary technology, the protection of which is crucial to the success of our business. We rely on a combination of trademark, copyright, and trade secret laws, license agreements, intellectual property assignment agreements, and confidentiality agreements and procedures and technology measures to protect our intellectual property. We generally attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties we share information with to enter into nondisclosure agreements. These agreements may not, however, effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property.
In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and other proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position.
Other parties may unintentionally or willfully disclose, obtain or use our technologies or systems, which may allow unauthorized parties to copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. Unauthorized parties may also attempt to or successfully obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Monitoring unauthorized use and disclosures of our intellectual property, proprietary technology, or confidential information can be difficult and expensive and despite our efforts to protect our intellectual property rights, we cannot be sure that the steps taken will prevent misappropriation or infringement of our intellectual property rights.
Our platform also relies upon content and information that we publish on our website and mobile applications and that is created and posted by Pet Caregivers, Pet Parents, or other third parties. We face potential liability and expense for claims for trademark and copyright infringement, defamation, libel and negligence, among others, that could be asserted against us, in addition to our Pet Caregivers and Pet Parents. Failure to identify and prevent illegal or inappropriate content from being uploaded to our platform may subject us to negative publicity, private enforcement or liability, such as payment of damages, limiting the dissemination of content, and suspension or removal of our platform from app distribution channels.

Any intellectual property claims, lawsuits, arbitration proceedings, or other legal or regulatory proceedings against us cannot be predicted with any degree of certainty. Any claims, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation and brand, require significant management attention, and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices or could require us to seek a license to continue practices found to be in violation of a third party’s rights, which license may not be available on reasonable terms, or at all. Any of these consequences could adversely affect our business, financial condition, and operating results.
Risk Related to our Operations
We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition, and operating results could be materially adversely affected.
Our future success will depend in part on the continued service of our senior management team, key technical employees, and other highly skilled employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, our employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with Wag!.
If we are unable to attract and retain key employees and senior management, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business, financial condition, and operating results could be materially adversely affected.
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
Our support function contributes to the success of our platform and any failure to provide high-quality service could affect our ability to retain our existing Pet Caregivers and Pet Parents and attract new ones.
Our ability to provide high-quality support to our community of Pet Caregivers and Pet Parents is important for the growth of our business and any failure to maintain such standards of support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract Pet Caregivers and Pet Parents. Meeting the support expectations of our Pet Caregivers and Pet Parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies, and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. Any changes in our workforce composition or number of employees, has in the past led to, and may in the future lead to, backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain Pet Caregivers and Pet Parents.

The majority of our user contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of Pet Caregivers and Pet Parents that come to us via telephone, email, social media, and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and user satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls, and procedures could materially adversely impact our business. We provide support to Pet Caregivers and Pet Parents and help to mediate disputes between Pet Caregivers and Pet Parents. We rely on information provided by Pet Caregivers and Pet Parents and are at times limited in our ability to provide adequate support or help Pet Caregivers and Pet Parents resolve disputes due to our lack of information or control. To the extent that Pet Caregivers and Pet Parents are not satisfied with the quality or timeliness of our support or third-party support, we may not be able to retain Pet Caregivers or Pet Parents and our reputation as well our business, operating results, and financial condition could be materially adversely affected.
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
We rely on a single third-party background check and identity verification provider to provide or confirm the criminal and other records of potential Pet Caregivers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If our third-party background check provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find an alternate provider on terms acceptable to us, we may not be able to timely onboard potential Pet Caregivers and as a result, our platform may be less attractive to potential Pet Caregivers and we may have difficulty finding enough Pet Caregivers to meet Pet Parent demand. Further, if the background checks or identity verification checks conducted by our third-party provider or the third-party databases they check are, or are perceived to be, inaccurate, insufficiently inclusive of relevant records, or otherwise inadequate or below expectations, Pet Caregivers who otherwise would be barred from using our platform may be approved to offer services via our platform and some Pet Caregivers may be inadvertently excluded from our platform. As a result of inaccurate or incomplete background or verification checks, we may be unable to adequately provide a safe environment for pets and Pet Parents and our reputation and brand could be materially adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, we do not generally run additional background checks on Pet Caregivers after they have been approved to use our platform.
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
Any negative publicity related to our third-party background check or third-party identity verification provider, including publicity related to safety incidents or actual or perceived privacy or cybersecurity breaches or other security incidents, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and operating results.

We rely primarily on insurance coverage to insure operations-related risks, including risks related to pet services. If our insurance providers change the terms or cost of insurance that is not favorable to us, such changes could adversely affect our business, financial condition, and operating results.
We procure third-party insurance policies to cover various operations-related risks, including general liability, excess liability, employment practices liability, workers’ compensation, property, cybersecurity and technology errors and omissions, fiduciary liability, and directors’ and officers’ liability. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain.
Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and operating results could be materially adversely affected if: (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience or coverage limits; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
The failure to successfully execute and integrate acquisitions could materially adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and may in the future consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. Acquisitions involve numerous risks. For example any business we acquire may not perform as well as we expect or we may encounter difficulties integrating the technology, operations, or personnel of any acquired company. If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and operating results could be materially adversely affected.
We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.
To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash, cash equivalents, and marketable securities and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences, and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors.
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
Failure to achieve and maintain effective disclosure controls and internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations which could have a material adverse effect on our business and stock price.
In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting, which still existed as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
We have begun implementing remedial measures, and while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses as soon as practical in a future period. These plans include implementing technology, hiring personnel, and other related activities, including engaging external resources. If we are unable to remediate the material weaknesses or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within the required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid control deficiencies that could lead to material weaknesses in our internal control over financial reporting in the future. Our current controls, and any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results, cause us to fail to meet our reporting obligations, or cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect our business and the market price of our common stock and may result in a restatement of our financial statements for prior periods. In addition, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, and other regulatory authorities.

Once we are no longer an “emerging growth company” and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.
Risks Related to Ownership of Our Common Stock and Warrants
We are an emerging growth and smaller reporting company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth and smaller reporting companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we have chosen and may continue to choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, Annual Reports on Form 10-K, and proxy statements, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the stockholders may not have access to certain information that they may deem important.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies.
Our status as an emerging growth company will end as soon as any of the following occurs: the last day of the fiscal year in which Wag! has at least $1.235 billion in annual revenues; the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of CHW Acquisition Corporation's (“CHW”) initial public offering (“IPO”) consummated on September 21, 2021.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in their periodic reports. We will remain a smaller reporting company until the last day of the fiscal year in which we fail to meet the following criteria: (i) the market value of our common stock held by nonaffiliates does not exceed $250 million as of the end of that fiscal year’s second fiscal quarter; or (ii) our annual revenues do not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates does not exceed $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth and smaller reporting companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and may decline.
The price of our common stock has fluctuated significantly and may continue to fluctuate significantly and could decline regardless of operating performance. You may not be able to resell your shares at or above the price you paid and you may lose part or all of your investment.
The price of our stock has and may continue to substantially fluctuate. This is especially true with companies like ours with a small public float. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to ours could depress our share price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Insiders have substantial influence over us which could limit your ability to affect the outcome of key transactions, including a change of control.
Our executive officers, directors, and their affiliates beneficially own approximately 23.8% of our common stock outstanding representing 23.8% of the vote.
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
The exercise price for our warrants is $11.50 per share (subject to adjustment as described herein), which exceeds the market price of our common stock, which was $2.10 per share based on the closing price on the Nasdaq on March 13, 2024. If all of our Warrants were exercised in full for cash, we would receive an aggregate of approximately $210.4 million. We believe it is unlikely that the warrantholders will exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out-of-the money. There can be no assurance that the Warrants will ever be in the money prior to their expiration in 2027 and, as such, may expire worthless.
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
The percentage of shares of our common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to its directors, officers, and employees, exercise of our warrants or meeting the conditions under the Earnout Shares and the Management Earnout Shares (See Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). In connection with the Business Combination, we granted to the lender of the Financing Agreement a certain number of warrants to acquire common stock. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery in the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), the Certificate of Incorporation or the bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation. In addition, the Certificate of Incorporation and bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.
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
Risks Related to Being a Public Company
We incur significant costs operating as a public company. In addition, our management team has limited experience managing a public company.
We face increased legal, accounting, administrative, and other costs and expenses as a public company that we do not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) (“PCAOB”) and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs, makes certain activities more time-consuming, and increases demands on our systems and resources. Risks associated with our status as a public company may make it more difficult to attract and retain qualified independent persons to serve on our Board or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we do not currently anticipate. As a result of disclosure of information herein and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.
In addition, most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. The obligations of being a public company require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

We may be subject to securities litigation, which is expensive, could divert management attention, hinder execution of business and growth strategy and impact our stock price.
The per share price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. Litigation of this type could result in substantial legal fees, settlements, or judgment costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.
There can be no assurance that we will be able to comply with the continued listing requirements of the Nasdaq Global Market and failure to do so may result in our securities being delisted.
Our common stock is listed on the Nasdaq Global Market. We cannot assure you that our common stock will continue to be listed on the Nasdaq Global Market. For example, if we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a Security team responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, and to provide support during incident response efforts;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors based on their criticality and risk profile.
•There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see “Risk Factors — Risks Related to Privacy and Technology — Changes in laws, regulations, or industry standards relating to privacy, data protection, or the transfer or processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations, including contractual obligations, relating to privacy, data protection, or the transfer or processing of data relating to individuals, could adversely affect our business, results of operations and financial condition.”
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives reports regularly from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Technology Officer (“CTO”), internal staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our CTO, is responsible for assessing and managing our material risks from cybersecurity threats. Our CTO leads a team that has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our CTO has more than 12 years of experience in cybersecurity, software, and IT in various technology-related businesses, including some oversight over security and integrity of systems and operations. In addition, our CTO leads our Security team, who have more than 16 years of experience in these fields.
Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources; any retained external cybersecurity consultants; and alerts and reports produced by security tools deployed in the IT environment. Our management team reports information about cybersecurity risks to the Committee.
Item 2.    Properties
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 3,900 square feet pursuant to a lease agreement that expires in February 2026. We also lease additional office space in Phoenix, Arizona pursuant to a lease agreement that expires in November 2028.
We believe that our facilities are suitable to meet our current needs, and we believe that suitable alternative space will be available as needed.
Item 3.    Legal Proceedings
The information set forth under Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and public warrants have been listed on the Nasdaq under the symbols “PET” and “PETWW,” respectively, since August 10, 2022. Prior to August 10, 2022 and before the completion of the Business Combination, the common stock and public warrants of CHW traded on Nasdaq under the ticker symbols “CHWA” and “CHWAW,” respectively, and there was no public trading market for the common stock of Wag Labs, Inc. (“Legacy Wag!”).
Holders
As of the close of business on March 13, 2024, there were 126 holders of record of our common stock and 6 holders of record of our public warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any dividends on shares of our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.
Performance Graph
As a smaller reporting company, we are not required to provide the information required by this Item.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the largest online marketplaces for pet care and strive to be the #1 platform for busy Pet Parents, offering access to 5-star dog walking and pet sitting, expert pet advice, wellness plans, and one-on-one training from our community of more than 500,000 local pet caregivers nationwide, in addition to pet insurance options from the leading pet insurance companies.
Our proprietary marketplace technology, which is available as a mobile app and website, enables independent Pet Caregivers to connect with Pet Parents. Through our cutting-edge technologies and multi-faceted platforms, Wag! connects Pet Parents with Pet Caregivers who provide pet care services. Our marketplace enables Pet Parents to find a wide array of pet services provided by PCGs and third-party service partners, such as walking, pet sitting and boarding, advice from licensed pet experts, home visits, training services, and pet insurance comparison tools.

Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once purely synonymous with pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy, which creates prescription management software to simplify pet prescriptions. Additionally, in 2023, Wag! has expanded into the Pet Food & Treats market by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. In April 2023, we acquired Maxbone, Inc., a top-tier digital platform for modern pet essentials, expanding our reach into the Pet Supplies market.
Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
Revenues
We provide an online marketplace that enables Pet Parents to connect with Pet Caregivers for various pet services. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, from the following distinct streams: (1) service fees charged to Pet Caregivers, (2) subscription fees for Wag! Premium and other fees paid by Pet Parents, (3) joining fees paid by Pet Caregivers to join and be listed on our platform, (4) wellness revenue through affiliate fees, and (5) Pet Food & Treat revenue also through affiliate fees.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues consists of costs directly related to revenue-generating transactions, which primarily includes fees paid to payment processors, hosting and platform-related infrastructure costs, product costs, third-party costs for background checks for Pet Caregivers, and other costs arising as a result of revenue transactions that take place on our platform, excluding depreciation and amortization.
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

Other Expense (Income), Net
Other expense (income), net consists of non-operating income and expenses such as gains or losses due to changes in the fair value of the derivative liability related to the Forward Share Purchase Agreement. See Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the Forward Share Purchase Agreements.
Key Operating and Financial Metrics
We regularly review several metrics, including the following key financial metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. These key financial metrics and non-GAAP financial measures are set forth below for the periods presented:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	600	434	166	38.2%
Revenues	$83,916	$54,865	29,051	52.9%
Net loss	$(13,317)	$(38,567)	25,250	(65.5)%
Net loss margin	(15.9)%	(70.3)%
Net cash provided by (used in) operating activities	$(6,465)	$(2,803)	(3,662)	130.6%
Adjusted EBITDA (loss)(1)	$722	$(3,872)	4,594	*
Adjusted EBITDA (loss) margin(1)	0.9%	(7.1)%

*    Comparisons between positive and negative numbers are not meaningful.
(1)    Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Adjusted EBITDA (loss) to net loss.
Platform Participants
A Platform Participant is defined as a Pet Parent or Pet Caregiver who transacted on the Wag! platform for a service in the quarter. Services include dog walking, sitting, boarding, drop-ins, training, premium telehealth services, wellness plans, and pet insurance plan comparison.
Non-GAAP Financial Measures
Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin
Adjusted EBITDA (loss) means net loss adjusted to exclude, where applicable in a given period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; integration and transaction costs associated with acquired businesses; severance costs; legal settlements; change in fair value of derivative liability; and issuance of Community Shares. Adjusted EBITDA (loss) margin represents Adjusted EBITDA (loss) divided by revenues. We use Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, which are both non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, when taken collectively with our U.S. GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.

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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(13,317)	$(38,567)
Interest expense, net	6,510	2,470
Income taxes	93	13
Depreciation and amortization	1,673	571
Stock-based compensation	4,712	24,492
Integration and transaction costs associated with acquired business	189	220
Severance costs	199	—
Legal settlements	663	—
Change in fair value of derivative liability	—	4,958
Issuance of Community Shares	—	1,971
Adjusted EBITDA (loss)	$722	$(3,872)
Revenues	$83,916	$54,865
Adjusted EBITDA (loss) margin	0.9%	(7.1)%

Comparison of the Year Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenues	$83,916	$54,865	29,051	52.9%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,477	4,024	1,453	36.1%
Platform operations and support	12,475	13,825	(1,350)	(9.8)%
Sales and marketing	50,523	35,156	15,367	43.7%
Royalty	1,791	—	1,791	100.0%
General and administrative	19,223	32,415	(13,192)	(40.7)%
Depreciation and amortization	1,673	571	1,102	193.0%
Total costs and expenses	91,162	85,991	5,171	6.0%
Interest expense	7,417	2,886	4,531	157.0%
Interest income	(907)	(416)	(491)	118.0%
Other expense, net	21	4,958	(4,937)	(99.6)%
Loss before income taxes and equity in net earnings of affiliate	(13,777)	(38,554)	24,777	(64.3)%
Income taxes	93	13	80	615.4%
Equity in net earnings of equity method investment	553	—	553	100.0%
Net loss	$(13,317)	$(38,567)	25,250	(65.5)%
Revenues
Revenues increased by $29.1 million, or approximately 52.9%, from $54.9 million for the year ended December 31, 2022 to $83.9 million for the year ended December 31, 2023. The increase was primarily attributable to a $19.9 million increase in Wellness revenue as a result of increased activity and a $6.6 million increase in Pet Food & Treats revenue as a result of our acquisition of Dog Food Advisor in the first quarter of 2023 and launch of Cat Food Advisor in the third quarter of 2023. The increase also includes a $2.6 million increase in Services revenue from increased Pet Parents’ engagement of Pet Caregivers to provide pet care services as a result of increased return-to-office, and growth in ancillary services such as Wag! Premium subscriptions and Wag! products.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, increased by $1.5 million, or approximately 36.1%, from $4.0 million for the year ended December 31, 2022 to $5.5 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in product costs.
Platform Operations and Support
Platform operations and support expenses decreased by $1.4 million, or approximately 9.8%, from $13.8 million for the year ended December 31, 2022 to $12.5 million for the year ended December 31, 2023. The decrease was primarily attributable to a $2.0 million decrease in stock-based compensation due to the impact of the Earnout Shares in 2022, partially offset by a $0.7 million increase in personnel costs related to our expansion initiatives in the operations and technology areas.

Sales and Marketing
Sales and marketing expenses increased by $15.4 million, or approximately 43.7%, from $35.2 million for the year ended December 31, 2022 to $50.5 million for the year ended December 31, 2023. The increase was primarily attributable to a $15.2 million increase in investing in new and expanding existing partnerships related to our Wellness offerings, a $0.8 million increase in professional services, and a $0.6 million increase in employee personnel costs, partially offset by a $1.4 million decrease in stock-based compensation due to the impact of the Earnout Shares in 2022 and a $0.6 million decrease in advertising costs.
Royalty
Royalty expenses were $1.8 million for the year ended December 31, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.
General and Administrative
General and administrative expenses decreased by $13.2 million, or approximately 40.7%, from $32.4 million for the year ended December 31, 2022 to $19.2 million for the year ended December 31, 2023. The decrease was primarily attributable to a $16.4 million decrease in stock-based compensation expense due to the impact of the Earnout Shares in 2022, partially offset by a $1.7 million increase in business licenses, fees, and permits and a $1.4 million increase in legal and accounting fees to meet our growth needs and requirements of being a public company.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.1 million, or approximately 193.0%, from $0.6 million for the year ended December 31, 2022 to $1.7 million for the year ended December 31, 2023. The increase was primarily attributable to the acquisitions of Dog Food Advisor and Maxbone in 2023 and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net was as follows:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest expense	$7,417	$2,886	4,531	157.0%
Interest income	(907)	(416)	(491)	118.0%
Interest expense, net	$6,510	$2,470	4,040	163.6%
Interest expense, net increased by $4.0 million, or approximately 163.6%, from $2.5 million for the year ended December 31, 2022 to $6.5 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in interest expense related to the Blue Torch Financing and Warrant Agreement entered into in connection with the closing of the Business Combination with CHW, partially offset by an increase in interest income on our cash and cash equivalents due to a higher interest rate environment.
For further information on the debt and warrant agreement, refer to Note 8, Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Other Expense, Net
The $5.0 million of other expense, net for the year ended December 31, 2022 was primarily due to changes in the fair value of our Forward Share Purchase Agreements. See Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the Forward Share Purchase Agreements.

Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of December 31, 2023, we had cash and cash equivalents of $18.3 million.
We expect operating losses and negative cash flows from operations to continue in the foreseeable future as we continue to invest in growing our business. Our primary uses of cash include operating costs such as product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and debt obligation needs for at least the next 12 months, we may seek additional financing over the long term, including to refinance or repay amounts due under the Financing Agreement that matures in August 2025. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We may seek additional equity or debt financing. See the section titled “Risk Factors — Risk Related to our Operations — We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.” within Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
For proceeds, payments and additional financing arrangements arising from the CHW Business Combination, please see Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional detail.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Net cash provided by (used in):
Operating activities	$(6,465)	$(2,803)	(3,662)	130.6%
Investing activities	(12,261)	1,835	(14,096)	(768.2)%
Financing activities	(1,917)	37,089	(39,006)	(105.2)%
Net change in cash and cash equivalents	$(20,643)	$36,121	(56,764)	(157.1)%
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $6.5 million, an increase of $3.7 million from $2.8 million for the year ended December 31, 2022. The increase in net cash used in operating activities was primarily due to $4.1 million of unfavorable changes in operating assets and liabilities, partially offset by a $0.4 million decrease in net loss excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows. The $4.1 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and deferred revenue, partially offset by favorable changes in operating lease liabilities and other non-current liabilities.
Changes in Cash Flows from Investing Activities
Net cash provided by (used in) investing activities for the year ended December 31, 2023 was an outflow of $12.3 million, a decrease of $14.1 million from an inflow of $1.8 million for the year ended December 31, 2022. The decrease was primarily due to a $10.5 million increase in cash paid for acquisitions, net of cash acquired, a $2.6 million decrease in proceeds from the sale and maturities of short-term investments, and a $1.5 million increase in cash paid for equity method investments, partially offset by a $0.7 million decrease in other investing activities.

Changes in Cash Flows from Financing Activities
Net cash provided by (used in) financing activities for the year ended December 31, 2023 was an outflow of $1.9 million, a decrease of $39.0 million from an inflow of $37.1 million provided by financing activities for the year ended December 31, 2022. The decrease is primarily due to a $24.1 million decrease in proceeds from debt, net of discount, a $10.9 million decrease in proceeds from the issuance of Series P preferred stock, net of issuance costs, a $2.6 million decrease in proceeds from the Business Combination with CHW, net of transaction costs, and a $0.7 million increase in repayment of debt.
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of December 31, 2023, the amount outstanding under the PPP Loan was $0.8 million.
For additional information regarding the PPP Loan, refer to Note 8, Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, Legacy Wag! entered into a financing agreement and warrant agreement with Blue Torch (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, the “Debt Financing Sources”), pursuant to which, among other things, the Debt Financing Sources agreed to extend an approximately $32.2 million senior secured term loan (the “Financing Agreement”). Legacy Wag! is the primary borrower under the Financing Agreement, the Company is a parent guarantor and substantially all of the Company’s existing and future subsidiaries are subsidiary guarantors. The Financing Agreement is secured by a first priority security interest in substantially all assets of the Company and the guarantors.
For additional information regarding the Blue Torch financing arrangements, refer to Note 8, Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable rules and regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the year. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses. Actual results could differ from those estimates.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Through our Services offerings, we principally generate Services revenue from service fees charged to PCGs for use of the platform to discover pet service opportunities and to successfully complete a pet care service to a Pet Parent. We also generate revenue from subscription fees paid by Pet Parents for Wag! Premium, and fees paid by PCGs to join the platform. Additionally, through our Wellness offerings, we generate revenue through commission fees paid by third party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the third party service partner. For some of our arrangements with third party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimate of variable consideration, which is not material, included in the transaction price is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Once the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Acquired Intangible Assets
When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as trademarks, acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but will be reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.
Stock-Based Compensation
We estimate the fair value of stock options at the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”). The fair values of restricted stock units (“RSU”) are determined based on our stock price on the date of grant. The fair values of equity awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period) using the straight-line method. We account for forfeitures as they occur.
The Black-Scholes Model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all stock options granted to date, we calculated the expected term using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We determine volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on United States Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Income Taxes
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of assets and liabilities result in a deferred tax asset, the Company evaluates the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We regularly review the deferred tax assets for recoverability based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2023 and 2022.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
New Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information on new accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wag! Group Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Wag! Group Co. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of redeemable preferred stock and stockholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 18, 2024
We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Wag! Group Co.
San Francisco, CA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Wag! Group Co. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, statement of redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP
We served as the Company’s auditor from 2021 to 2023.
Chicago, Illinois
March 30, 2023

WAG! GROUP CO.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,323	$38,966
Accounts receivable, net	10,023	5,872
Prepaid expenses and other current assets	3,428	2,585
Total current assets	31,774	47,423
Property and equipment, net	347	88
Operating lease right-of-use assets	1,045	695
Intangible assets, net	8,828	2,590
Goodwill	4,646	1,451
Other assets	57	64
Total assets	$46,697	$52,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,919	$7,174
Accrued expenses and other current liabilities	4,015	4,765
Deferred revenue	1,781	2,232
Deferred purchase consideration – current portion	547	750
Operating lease liabilities – current portion	386	306
Notes payable – current portion	1,751	1,264
Total current liabilities	18,399	16,491
Operating lease liabilities – non-current portion	816	435
Notes payable – non-current portion, net of debt discount and warrant allocation of $4,563 and $7,008 as of December 31, 2023 and December 31, 2022, respectively	25,664	24,970
Deferred purchase consideration – non-current portion	—	493
Other non-current liabilities	172	—
Total liabilities	45,051	42,389
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 110,000 shares authorized as of both December 31, 2023 and December 31, 2022; 39,597 and 36,849 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	163,376	158,335
Accumulated deficit	(161,734)	(148,417)
Total stockholders’ equity	1,646	9,922
Total liabilities and stockholders’ equity	$46,697	$52,311
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Revenues	$83,916	$54,865
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,477	4,024
Platform operations and support	12,475	13,825
Sales and marketing	50,523	35,156
Royalty	1,791	—
General and administrative	19,223	32,415
Depreciation and amortization	1,673	571
Total costs and expenses	91,162	85,991
Interest expense	7,417	2,886
Interest income	(907)	(416)
Other expense, net	21	4,958
Loss before income taxes and equity in net earnings of equity method investment	(13,777)	(38,554)
Income taxes	93	13
Equity in net earnings of equity method investment	553	—
Net loss	$(13,317)	$(38,567)
Loss per share, basic and diluted	$(0.35)	$(2.07)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	38,402	18,641
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)		(in thousands)
Balance as of December 31, 2022	—	$—	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and restricted stock units			2,699	—	104		104
Stock-based compensation					4,712		4,712
Shares issued for acquisition			49	—	225		225
Net loss						(13,317)	(13,317)
Balance as of December 31, 2023	—	$—	39,597	$4	$163,376	$(161,734)	$1,646

	Redeemable Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)		(in thousands)
Balance as of December 31, 2021	24,545	$110,265	6,297	$1	$3,736	$(109,850)	$(106,113)
Reverse recapitalization (Note 3)	(686)	—	(176)	—			—
As adjusted, beginning of period	23,859	110,265	6,121	1	3,736	(109,850)	(106,113)
Issuance of Series P preferred stock, net of issuance costs	1,100	10,925					—
Issuance of common stock from exercise of stock options and restricted stock units			171	—	17		17
Stock-based compensation					24,492		24,492
Conversion of preferred stock to common stock	(24,959)	(121,190)	24,959	2	121,188		121,190
Business Combination with CHW, net of transaction costs and other related shares			6,646	1	10,546		10,547
Issuance of Community Shares			300	—	1,971		1,971
Settlement of Forward Share Purchase Agreements			(1,438)		(3,898)		(3,898)
Shares issued for acquisition			90		283		283
Net loss						(38,567)	(38,567)
Balance as of December 31, 2022	—	$—	36,849	$4	$158,335	$(148,417)	$9,922
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash flow from operating activities:
Net loss	$(13,317)	$(38,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,712	24,492
Non-cash interest expense	2,506	1,115
Depreciation and amortization	1,673	571
Reduction in carrying amount of operating lease right-of-use assets	333	366
Change in fair value of derivative liability	—	4,958
Issuance of Community Shares	—	1,971
Equity in net earnings of equity method investments	(553)	—
Other	12	—
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	(4,083)	(3,234)
Prepaid expenses and other current assets	(395)	534
Operating lease liabilities	(208)	(334)
Other assets	7	—
Accounts payable	3,995	4,853
Accrued expenses and other current liabilities	(841)	128
Deferred revenue	(478)	344
Other non-current liabilities	172	—
Net cash used in operating activities	(6,465)	(2,803)
Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	—	2,550
Cash paid for acquisitions, net of cash acquired	(10,430)	54
Cash paid for equity method investment	(1,470)	—
Purchase of property and equipment	(361)	(51)
Other	—	(718)
Net cash provided by (used in) investing activities	(12,261)	1,835
Cash flows from financing activities:
Proceeds from exercises of stock options	104	17
Proceeds from debt, net of discount	—	24,123
Repayment of debt	(1,264)	(565)
Proceeds from issuance of Series P preferred stock, net of issuance costs	—	10,925
Proceeds from Business Combination with CHW, net of transaction costs	—	2,589
Other	(757)	—
Net cash provided by (used in) financing activities	(1,917)	37,089
Net change in cash and cash equivalents	(20,643)	36,121
Cash and cash equivalents, beginning of period	38,966	2,845
Cash and cash equivalents, end of period	$18,323	$38,966
Supplemental disclosures of cash flow information:
Interest paid	$4,982	$2,470
Income taxes paid	$40	$—
Noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$121,188
Forward Share Purchase Agreements	$—	$4,958
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Wag! Group Co. (“Wag!,” “Wag,” the “Company,” “we,” or “our”), formerly known as CHW Acquisition Corporation (“CHW”), is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enable Pet Parents (also referred to as “end user(s)”) to connect with independent pet caregivers (“PCGs”) and third-party service and product partners to obtain pet services and products, including pet walking, sitting, boarding, pet insurance comparison, and food and treats. The Company operates in the United States.
On August 9, 2022 (the “Closing Date” or “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW , and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly-owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. (“Post-Combination Company”) and effectively assumed all of CHW’s material operations. Refer to Note 3, Business Combination with CHW, for more information regarding the Merger.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
The number of shares and per share amounts prior to the Merger have been retroactively restated as shares reflecting conversion at the exchange ratio of 0.97 established in the CHW Business Combination. See Note 3, Business Combination with CHW, for more information regarding the CHW Business Combination.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses. Actual results could differ from those estimates.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, assumptions used in the valuation of common and preferred stock, valuation of intangible assets acquired, valuation of stock-based compensation and warrants, and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.
Reclassifications
Certain reclassifications were made to the prior period consolidated statement of operations, consolidated statement of redeemable preferred stock and stockholders’ equity (deficit), and the consolidated statement of cash flows to conform to the current period presentation.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted EPS calculation for convertible instruments. It requires that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method is required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). This ASU requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting upon formation, i.e. at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this update are effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU improves the transparency of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. Additionally, the amendments in this ASU improve the effectiveness and comparability of disclosures by: (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (“SEC”) Regulation S-X, and (2) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs, which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Accounts Receivable, Net
Accounts receivable, net consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for estimated credit losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for credit losses was immaterial as of December 31, 2023 and 2022.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Property and equipment, at cost:
Equipment	$240	$200
Internal-use software	762	460
Total property and equipment, at cost	1,002	660
Less: accumulated depreciation and amortization	(655)	(572)
Property and equipment, net	$347	$88
The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and placed in service for its intended use. Capitalization ceases when the software is substantially complete and ready for its intended use including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.
Depreciation of equipment and amortization of internal-use software is computed on a straight-line basis over the estimated useful lives of the related assets, which is three years. Depreciation and amortization expense of property and equipment was $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.
Acquired Intangible Assets
When a business is acquired, a portion of the purchase price is typically allocated to identifiable intangible assets, such as customer relationships, developed technology, and trademarks. The fair value of these assets is determined primarily using the income approach, which requires management to project future cash flows and apply an appropriate discount rate. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the related assets. Estimates are based upon assumptions believed to be reasonable but which are inherently uncertain. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur and could result in future impairment charges that could be material to the Company’s results of operations.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment during the fourth quarter of 2023 and determined that it is not more likely than not that the fair value of its single reporting unit is less than its carrying value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference up to the carrying value of goodwill.

Equity Method Investment
During the fourth quarter of 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc., entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment was accounted for as an equity method investment, with the Company’s proportionate share of the investee’s net income recognized in equity in net earnings of equity method investment within the Company’s consolidated statement of operations, as the Company had less than 50% ownership and did not control the entity. During the year ended December 31, 2023, the Company recognized $1.8 million of Royalty expenses within its consolidated statements of operations related to fees payable to the equity method investee.
During the third quarter of 2023, the Company acquired the outstanding 51% ownership of the limited liability company for an aggregate purchase price of approximately $2.2 million. The Company accounted for the transaction as an asset acquisition using the cost accumulation model to determine the cost to be allocated to the assets acquired, which resulted in the derecognition of royalties payable to the equity method investee of approximately $1.8 million and the recognition of intangible assets acquired of approximately $0.2 million and cash acquired of $2.5 million. As a result of the transaction, the limited liability company became a wholly-owned subsidiary of the Company and the Company began consolidating the entity as part of its consolidated financial statements.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Through its Services offerings, the Company principally generates Services revenue from service fees charged to PCGs to successfully complete a pet care service to a Pet Parent via the platform. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium and fees paid by PCGs to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third-party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the respective third-party service partner. For some of the Company’s arrangements with third-party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
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

Wag!’s service obligations are performed, and revenue is recognized for fees earned related to the facilitation and completion of a pet service transaction between the Pet Parent and the PCG through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the Pet Parent. Prepaid subscription amounts are included in Deferred revenue within the Company’s consolidated balance sheets. Revenue related to the fees paid by the PCG to join the platform are recognized upon processing of the applications. Wag! Wellness and Pet Food & Treat revenue performance obligations are completed, and revenue is recognized, when an end user completes an action or conversion activity.
Principal vs. Agent Considerations
Judgment is required in determining whether the Company is the principal or agent in transactions with PCGs and Pet Parents. The Company evaluates the presentation of revenues on a gross or net basis based on whether the Company controls the service provided to the Pet Parent and is the principal (i.e., “gross”), or whether the Company arranges for other parties to provide the service to the Pet Parent and is an agent (i.e. “net”).
The Company’s role in a transaction on the platform is to facilitate PCGs finding, applying, and completing a successful pet care service for a Pet Parent. The Company has concluded it is the agent in transactions with PCGs and Pet Parents because, among other factors, the Company’s role is to facilitate pet service opportunities; it is not responsible for and does not control the delivery of pet services provided by the PCGs to the Pet Parents.
Gift Cards
The Company sells gift cards that can be redeemed by Pet Parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in Deferred revenue within the Company’s consolidated balance sheets until Pet Parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to PCGs. Unused gift cards are included in Deferred revenue within the Company’s consolidated balance sheets.
The Company recognizes breakage revenue based on historical redemption patterns.
Incentives
The Company offers discounts and promotions to encourage use of the Company’s platform. These promotions are generally pricing actions in the form of discounts that reduce the price Pet Parents pay PCGs for services. These promotions result in a lower fee earned by the Company from the PCG. Accordingly, the Company records the cost of these promotions as a reduction of revenues. Discounts on services offered through our subscription program are also recorded as a reduction of revenues.
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

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. After the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2023 and 2022, the carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity; as such, the carrying value of the Company’s debt, excluding the disclosed amount of debt discount and warrant allocation, approximated its fair value.
Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices in active markets included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Concentration Risks
Significant customers are those which represent more than 10% of the Company’s total revenues for the period or accounts receivable balance as of the period end date. During the year ended December 31, 2023, the Company had two customers that accounted for 10% or more of total revenues. These customers each represented $13.5 million and $16.5 million of total revenues for the year ended December 31, 2023, and in aggregate, accounted for 36% of the Company’s total revenues for the year ended December 31, 2023. As of December 31, 2023, the Company had three customers that accounted for 10% or more of accounts receivable, and in aggregate, accounted for 58% of the Company’s total accounts receivable as of December 31, 2023.
During the year ended December 31, 2022, the Company had two customers that accounted for 10% or more of total revenues. These customers each represented $6.6 million and $8.3 million of total revenues for the year ended December 31, 2022, and in aggregate, accounted for 27% of the Company’s total revenues for the year ended December 31, 2022. As of December 31, 2022, the Company had four customers that accounted for 10% or more of accounts receivable, and in aggregate, accounted for 65% of the Company’s total accounts receivable as of December 31, 2022.

Based on the nature of third-party partners, together with historical collection patterns, the Company does not anticipate any collectability issues with these receivables and closely monitors the outstanding receivables for payment within agreed-upon time periods.
Other Risks and Uncertainties
The Company has historically generated negative cash flows from operations and has primarily financed its operations through private and public sales of equity securities and debt. As of December 31, 2023, the Company had cash and cash equivalents of $18.3 million.
The Company expects operating losses and negative cash flows from operations to continue in the foreseeable future as it continues to invest in growing its business. The Company’s primary uses of cash include operating costs such as product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support its operations and growth. Although the Company currently anticipates that its existing cash and cash equivalents will be sufficient to meet its working capital, capital expenditure, and debt obligation needs for at least the next 12 months, the Company may seek additional financing over the long term, including to refinance or repay amounts due under the Financing Agreement that matures in August 2025. Accordingly, the Company may need to engage in equity or debt financings to secure additional funds. The Company’s future capital requirements and the adequacy of available funds will depend on many factors.
Segment Reporting
The Company’s chief operating decision maker regularly reviews financial information on a consolidated basis to make decisions about resource allocation and assess its performance. As such, the Company determined that it operates as a single operating and reportable segment.
3. Business Combination with CHW
As described in Note 1, Organization and Description of Business, the Merger with CHW was consummated on August 9, 2022 (the “Business Combination Closing Date”). The CHW Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CHW was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the CHW Business Combination was treated as the equivalent of Wag! issuing shares for the net assets of CHW, accompanied by a recapitalization. The shares and net earnings (loss) per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.97 shares of the Company’s common stock for each share of Legacy Wag! common stock). The net assets of CHW have been recognized at carrying value, with no goodwill or other intangible assets recorded. Wag! accounted for the acquisition of CHW based on the amount of net assets acquired upon consummation.
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
In connection with the Special Meeting and the CHW Business Combination, the holders of 9,593,970 shares of CHW’s ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $95,939,700. As a result, the Company received approximately $29.1 million, of which $24.7 million was placed in escrow (and classified as restricted cash) in accordance with the Forward Share Purchase Agreements (see section below titled “Forward Share Purchase Agreements” for additional information). As of the date of the Merger, the Company also entered into a financing arrangement with Blue Torch Finance, LLC and received net proceeds of $29.4 million from a Secured Note (see Note 8, Long-Term Debt, for additional information). Additionally, the Company received $5 million from a PIPE and Backstop Investor as a result of the agreement entered into by CHW with the PIPE and Backstop Investor party on February 2, 2022 that closed immediately prior to the Merger.

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
Forward Share Purchase Agreements
Simultaneously with the closing of the CHW Business Combination, the Company deposited $24.7 million into an escrow account pursuant to four Forward Share Purchase Agreements (“FSPAs”) entered into by CHW on August 5, 2022. In accordance with the FSPAs, on the three month anniversary of the Business Combination Closing Date (the “Put Date”), the participating investors could elect to sell and transfer to the Company, and the Company would purchase, in the aggregate, up to 2,393,378 shares of common stock of the Company, consisting of shares of common stock then held by the Investors . Each Investor was obligated to notify the Company and the Escrow Agent in writing five business days prior to the Put Date whether or not such Investor was exercising its right to sell the shares that such Investor held to the Company pursuant to the FSPAs (each, a “Shares Sale Notice”). If a Shares Sale Notice was timely delivered by an Investor to the Company and the Escrow Agent, the Company was obligated to purchase the shares held by such Investor on the Put Date. If the Investor sold any shares in the open market after the Merger Date and prior to Put Date (such sale, the “Early Sale” and such shares, the “Early Sale Shares”), the Escrow Agent would release from the escrow account to the Company an amount equal to $10.30 per Early Sale Share sold in such Early Sale.

The Company’s purchase of the Investor shares was made with funds from the escrow account attributed to such Investor. In the event that the Investor chose not to sell to the Company any shares that the Investor owned as of the Put Date, the Escrow Agent would release all remaining funds from the escrow account for the Company’s use without restriction. The Company accounts for the FSPAs as a derivative liability, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. For more information, see Note 4, Fair Value Measurements.
On November 1, 2022, the Company entered into an amendment to an FSPA (the “Amended Agreement”) for approximately 1.0 million shares. The Amended Agreement modified the date by which such holders may elect to have the Company repurchase their shares to November 23, 2022. No other terms were modified. Effective November 9, 2022, holders of 1.4 million shares subject to the FSPAs, elected to have the Company repurchase their remaining shares for an aggregate repurchase price of $14.8 million. The remaining investor and holder of 955,000 shares did not elect to sell its shares to the Company as of the extension date per the Amended Agreement and, as such, the Escrow Agent released the corresponding funds from the escrow account for the Company’s use without restriction in total of $9.8 million.
Financing Agreement
On the Merger Date, the Company entered into a financing agreement with Blue Torch . See Note 8, Long-Term Debt, for additional information.
Reverse Recapitalization
The following table reconciles the elements of the CHW Business Combination, accounted for as a reverse recapitalization, to the consolidated statements of cash flows and of stockholders' equity (deficit) for the year ended December 31, 2022):

Reverse Recapitalization
(in thousands)
Cash – CHW’s trust (net of redemptions)	$28,330
Cash – PIPE and Backstop Investor	5,202
Payment of transaction costs and other related expenses	(12,488)
Payment of deferred transaction costs	(9,318)
Proceeds from merger with CHW, net of issuance costs as of the Merger Date	11,726
Reversal of APIC impact recorded upon issuance of Forward Share Purchase Agreements (“FSPAs”) in August 2022	(23,203)
Cash received from FSPA at Put Date	9,837
APIC impact of FSPA at Put Date, net of cash received	4,229
Proceeds from merger with CHW, net of issuance costs as of December 31, 2022	$2,589

Number of Shares
(in thousands)
CHW public shares, prior to redemptions(1)	12,500
Less redemption of CHW shares	(9,594)
CHW public shares, net of redemptions	2,906
Sponsor Shares	3,118
PIPE and Backstop Shares	500
CHW Business Combination and Financing Shares	6,524
Other share activity (Analyst Shares(2), Warrant Exercises)	122
CHW Business Combination, Financing Shares and Other Related Shares	6,646
Legacy Wag! Shares(3)	31,100
Total shares of common stock immediately after CHW Business Combination	37,746

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

The Earnout Shares and Management Earnout Shares are classified as equity transactions at initial issuance and at settlement when and if the triggering conditions are met. The Earnout Shares are equity-classified since they do not meet the liability classification criteria outlined in FASB ASC Topic 480, Distinguishing Liabilities from Equity, and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification. Until the shares are issued upon a Triggering Event, the Earnout Shares are not included in shares outstanding. As of the date of the CHW Business Combination, the Earnout Share awards had a total fair value of $23.9 million determined using a Monte Carlo fair value methodology in each of the $12.50, $15.00, and $18.00 Earnout tranches multiplied by the number of Earnout Shares allocated to each individual pursuant to the calculation defined in the CHW Business Combination Agreement. The following table provides a range of assumptions used to determine fair value:

	Stock Price	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term
Earnout Shares	$8.28	—%	44.00%	3.20%	3 years
As a result of the issuance of Community Shares, stock-based compensation expense incurred in connection with the Earnout Shares, and fair value measurement of the FSPAs, the Company incurred $39.5 million in transaction-related charges during the year ended December 31, 2022 in platform operations and support, sales and marketing, general and administrative, and other expense, net within its consolidated statements of operations.
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,388	$—	$—	$11,388
Total cash equivalents	11,388	—	—	11,388
Total assets at fair value	$11,388	$—	$—	$11,388

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$31,690	$—	$—	$31,690
Total cash equivalents	31,690	—	—	31,690
Total assets at fair value	$31,690	$—	$—	$31,690
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of December 31, 2023 and 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Leases
The Company leases office space under non-cancellable lease agreements which expire between 2026 and 2028. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate non-lease components from lease components.

In June 2023, the Company entered into a non-cancellable agreement to lease office space in Phoenix, Arizona to replace its existing office space in Phoenix. The base rent is approximately $0.9 million in the aggregate over the original lease term of 65 months from the commencement date.
Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Lease cost:
Fixed operating lease cost	$399	$369
Short-term lease cost	—	567
Variable lease cost(1)	8	184
Total lease cost	$407	$1,120

(1)    Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
As of December 31, 2023, maturities of operating lease liabilities were as follows:

Amount
(in thousands)
2024	$414
2025	424
2026	216
2027	175
2028	163
Total lease payments	1,392
Less: imputed interest	(190)
Present value of lease liabilities	$1,202
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its existing credit arrangements, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease term may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. The weighted-average remaining lease term and the weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	3.8 years	2.3 years
Weighted-average discount rate	7.8%	8.6%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$281	$370
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$676	$514
6. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million and $1.5 million as of December 31, 2023 and 2022, respectively. The increase in goodwill during the year ended December 31, 2023 was due to the acquisitions of businesses during 2023 as further discussed in Note 15, Acquisitions.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,550)	$6,136
Media brand	1,250	(52)	1,198
Developed technology	1,073	(479)	594
Trademarks	1,052	(201)	851
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,287)	8,779
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,287)	$8,828

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$2,166	$(422)	$1,744
Developed technology	783	(226)	557
Trademarks	291	(56)	235
Pharmacy board licenses	5	—	5
Total finite-lived intangible assets	3,245	(704)	2,541
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$3,294	$(704)	$2,590

Amortization expense related to customer relationships and licenses, media brand, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $1.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the estimated future amortization expense of intangible assets with determinable lives was as follows:

Amount
(in thousands)
2024	$2,190
2025	2,067
2026	1,360
2027	1,209
2028	632
Thereafter	1,321
Total	$8,779
7. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.8 million and $2.2 million as of December 31, 2023 and 2022, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $1.6 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
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
During the years ended December 31, 2023 and 2022, the Company repaid a total amount of $0.5 million and $0.4 million, respectively, on amounts outstanding under the PPP Loan. As of December 31, 2023 and December 31, 2022, the amount outstanding under the PPP Loan was $0.8 million and $1.2 million, respectively.
During the years ended December 31, 2023 and 2022, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, the Company entered into a financing agreement and warrant agreement with Blue Torch Finance, LLC (together with its affiliated funds and any other parties providing a commitment thereunder, including any additional lenders, agents, arrangers or other parties joined thereto after the date thereof, collectively, “Blue Torch”), pursuant to which, among other things, Blue Torch agreed to extend an approximately $32.2 million senior secured term loan (the “Financing Agreement”) . The Financing Agreement is secured by a first priority security interest in substantially all assets of the Company and its subsidiaries.
The Financing Agreement bears interest at a floating rate of interest equal to, at the Company’s option, Secured Overnight Financing Rate (“SOFR”) plus 10.00% per annum or the reference rate plus 9.00% per annum, with the reference rate defined as the greatest of:
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
The Financing Agreement matures in three years after the Closing Date and is subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the outstanding principal amount in the first year after closing, 3.00% of the outstanding principal amount in the second year after closing, and 5.00% of the outstanding principal amount in the third year after closing. The remaining outstanding principal balance of the Financing Agreement is due and payable in full on the maturity date. In addition to scheduled amortization payments, the Financing Agreement contains customary mandatory prepayment provisions that require principal prepayments of the loan upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds, and receipt of proceeds of non-permitted debt. The loan may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium and a make-whole payment. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to: (i) an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing; (ii) 2.00% of the principal amount of such prepayment in the second year after closing; and (iii) 0% thereafter.
The Financing Agreement contains customary representations and warranties, affirmative covenants, financial reporting requirements, negative covenants and events of default. The negative covenants impose restrictions on the ability of the Company and its subsidiaries to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets, and enter into transactions with affiliates, in each case, subject to certain customary exceptions.
The Company’s obligations under the Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement simultaneously entered into on August 9, 2022. The Financing Agreement establishes the following financial covenants: (i) the Company's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of December 31, 2023. During the first quarter of 2023, the Company received a waiver regarding a covenant for timely reporting and execution of agreements with respect to the creation of a new wholly-owned subsidiary to hold the Dog Food Advisor assets.
As of December 31, 2023 and 2022, the interest rate for borrowings under the Financing Agreement was 15.61% and 14.84%, respectively.
During the years ended December 31, 2023 and 2022, the Company repaid a total amount of $0.8 million and $0.2 million, respectively, on amounts outstanding under the Financing Agreement. As of December 31, 2023 and December 31, 2022, the amount outstanding under the Financing Agreement was $31.2 million and $32.0 million, respectively.
During the years ended December 31, 2023 and 2022, the Company recognized $4.9 million and $1.8 million, respectively, of interest expense relating to the Financing Agreement.

On the closing of the Financing Agreement, the Company also entered into the Lender Warrant Agreement with Vstock Transfer, LLC as warrant agent, pursuant to which affiliates of Blue Torch received 1,896,177 warrants to acquire common stock of the Company, par value $0.0001 per share (“Common Stock”), for $11.50 per whole share (such warrants, the “Lender Warrants”). The Lender Warrants were issued pursuant to the SPAC Warrant Agreement (as defined in the CHW Business Combination Agreement) and are subject to the terms and conditions thereof, as modified (whether reflected in the terms of the Lender Warrants issued on the Merger Date, or in an amendment to or exchange for the Lender Warrants consummated after the Merger Date) to provide that (i) the exercise period of the Lender Warrants will terminate on the earliest to occur of (x) the date that is ten years after completion of the CHW Business Combination, (y) liquidation of the Company, and (z) redemption of the Lender Warrants as provided in the SPAC Warrant Agreement (the “Lender Warrant Expiration Date”), (ii) Blue Torch has the ability to net exercise the Lender Warrants (based on the fair value of the stock at the time of net exercise, fair value being equal to the public trading price at the time of exercise) on a cashless basis, (iii) Blue Torch received the benefit of certain customary representations and warranties from the Company, and (iv) the Lender Warrants are not required to be registered under the Securities Act.
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
Total Debt
As of December 31, 2023, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2024	$1,751
2025	30,227
Total principal payments	$31,978
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

The Company has been and continues to be involved in numerous legal proceedings related to PCG classification. In California, Assembly Bill No. 5 (AB-5) implemented a presumption that workers are employees. However, AB-2257 exempts agencies providing referrals for certain animal services, including dog walking, from AB-5. The Company believes that it falls within this exemption. Nevertheless, the interpretation or enforcement of the exemption could change. The United States Department of Labor announced on October 11, 2022 that it would publish a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. The Company is monitoring the development of the proposed rule and will evaluate in a future period any potential impact of the final rule, when issued, on our operations.
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
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment, of $1.7 million in unemployment insurance contributions for our independent contractors. In April 2022, the California Employment Development Department ("CA EDD") initiated a routine employment tax audit of the Company. The Company is engaged in ongoing discussions with the CA EDD, including providing additional data that has been requested, in order to determine what, if any, additional assessments are warranted. CA EDD alleges the Company owes approximately $1.3 million in unemployment insurance contributions for our independent contractors. In response, the Company submitted a Petition for Reassessment and intend to defend itself vigorously in this pending matter. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.
In August 2018, the New York State Department of Labor (“NY DOL”) issued an Investigation Report assessing the Company with approximately $0.2 million in unemployment insurance contributions for our independent contractors. In August 2023, the Company completed payments of $0.4 million to the DOL, which represented the amount of the assessment plus interest and was recognized in general and administrative expenses within the Company’s consolidated statement of operations for the year ended December 31, 2023.
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s consolidated statement of operations for the year ended December 31, 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its consolidated balance sheet as of December 31, 2023.
In December 2023, the NY DOL issued an investigation report assessing the Company with approximately $1.8 million in unemployment insurance contributions, including interest and penalties, for its independent contractors. On January 19, 2024, the Company submitted a request for hearing contesting assessment. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.
As of December 31, 2023, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.

10. Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Redeemable Preferred Stock
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
In connection with the Merger, all shares of redeemable convertible preferred stock were converted to common stock of the Company. As such, all outstanding shares of Legacy Wag!’s preferred stock, except for Legacy Wag! Series P Shares (as described above), were converted into shares of the Company’s common stock, par value $0.0001 per share, at the then-effective conversion rate of approximately 0.97.
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2023, no shares of preferred stock were issued and outstanding.
Common Stock Warrants
Legacy Wag! Common Warrants
Prior to January 2019, the Company granted 91,310 warrants to purchase common stock. The weighted average exercise price for the warrants was $1.54, and the term of the warrants was 10 years. The warrants were valued on the date of grant using the Black-Scholes Merton (“Black-Scholes”) option pricing model. Upon consummation of the Merger, these warrants were unexercised at the date of the Merger and, as a result, were adjusted using an exchange ratio of 0.97 for Legacy Wag! Common Warrants. During the year ended December 31, 2022, the two Legacy Wag! holders net exercised their warrants on a cashless basis for 72,434 shares of common stock.
CHW Public and Private Placement Warrants
Prior to the Merger, CHW issued 12,500,000 Public Warrants and 4,238,636 Private Placement Warrants (together, the “Warrants”) in connection with its initial public offering to CHW Acquisition Sponsor, LLC, the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Placement Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of the Private Placement Warrants originally issued to CHW and the 12,500,000 shares of common stock that are issuable upon the exercise of the Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022. The Warrants will expire on the fifth anniversary of the CHW Business Combination.
Management has concluded that the Warrants issued pursuant to the CHW's IPO qualify for equity accounting treatment. As of December 31, 2023, 12,500,000 Public Warrants and 3,895,564 Private Placement Warrants remained outstanding.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the years ended December 31, 2023 and 2022.
11. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Year Ended December 31,
	2023	2022
	(in thousands)
Services revenue	$24,422	$21,823
Wellness revenue	52,922	33,042
Pet food & treats revenue	6,572	—
Total revenues	$83,916	$54,865
12. Stock-Based Compensation
In 2014, the Company adopted the 2014 Stock Option Plan (the “2014 Plan”), which provided for the grant of stock options and stock unit awards. Options granted under the 2014 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). The 2014 Plan allowed ISOs to be granted only to employees of Legacy Wag! and its parents or affiliates, while stock awards other than ISOs were allowed to be granted to employees, nonemployee directors, and consultants of Legacy Wag! and its parents or affiliates.
In August 2022, in connection with the Merger, the Company’s stockholders approved the Wag! Group Co. 2022 Omnibus Incentive Plan (the “2022 Plan”), which replaced the 2014 Plan. After the adoption thereof, no additional awards were granted under the 2014 Plan. The 2022 Plan provides for the grant of stock options, stock appreciation awards, restricted stock and stock unit awards. Awards generally vest in equal quarterly installments over a three- or four-year period, provided that the initial vest generally occurs after a one-year cliff. Stock unit awards granted to nonemployee directors generally vest over a one-year period. As of December 31, 2023, an aggregate of approximately 0.5 million shares remained available for future issuance under the 2022 Plan.
Stock unit awards are valued at the market value on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.
During the years ended December 31, 2023 and 2022, the Company granted stock unit awards with service conditions to certain employees and nonemployee directors. The Company did not grant any stock options during the years ended December 31, 2023 and 2022.

The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the year ended December 31, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	7,194	$0.40	7.19 years	$19,292
Granted	—	$—
Exercised	(1,010)	$0.10
Forfeited or expired	(21)	$2.75
Outstanding as of December 31, 2023	6,163	$0.44	6.06 years	$8,934
Exercisable as of December 31, 2023	6,021	$0.44	6.06 years	$8,715
Vested and expected to vest as of December 31, 2023	6,163	$0.44	6.06 years	$8,934

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $2.2 million and $0.3 million, respectively.
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	4,195	$2.44
Granted	2,000	$2.34
Vested	(1,692)	$2.44
Forfeited	(181)	$2.40
Outstanding and nonvested as of December 31, 2023	4,322	$2.39
Expected to vest as of December 31, 2023	4,322	$2.39
The total vesting date fair value of RSUs which vested during the years ended December 31, 2023 and 2022 was $3.8 million and $0.4 million, respectively.
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2023	2022
	(in thousands)
Platform operations and support	$1,025	$2,991
Sales and marketing	739	2,138
General and administrative	2,948	19,363
Total stock-based compensation expense	$4,712	$24,492

As of December 31, 2023, the total unrecognized compensation cost related to all nonvested stock options was $20 thousand and the related weighted-average period over which it is expected to be recognized was approximately 1.23 years.
As of December 31, 2023, the total unrecognized compensation cost related to all nonvested RSUs was $9.3 million and the related weighted-average period over which it is expected to be recognized was approximately 2.11 years.
Employee Stock Purchase Plan
In August 2022, in connection with the Merger, the Company adopted the Wag! Group Co. 2022 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share either at the beginning of that offering period or on the applicable exercise date, whichever is less. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of approximately 6.4 million shares. Although effective, the plan has yet to commence and offering periods under the ESPP will not commence until determined by the compensation committee of the Company’s board of directors.
13. Income Taxes
Income taxes were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current tax expense:
Federal	$—	$—
State	93	34
Total current tax expense	93	34
Deferred:
Federal	—	(20)
State	—	(1)
Total deferred tax expense	—	(21)
Total tax expense	$93	$13

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,042	$54,628
Capitalized research and development costs	56	1,249
Stock-based compensation	334	205
Accrued expenses	421	591
Charitable contributions	445	416
Operating lease liabilities	308	218
Other	2,061	868
Gross deferred tax assets	61,667	58,175
Less: valuation allowance	(60,916)	(57,271)
Total deferred tax assets	751	904
Deferred tax liabilities:
Intangible assets	483	713
Operating lease right-of-use assets	268	191
Total deferred tax liabilities	751	904
Total net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consisted primarily of net operating loss carryforwards of $58.0 million and $54.6 million as of December 31, 2023 and 2022, respectively, related to U.S. federal and state taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $3.6 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively.
U.S. federal and state net operating loss carryforwards of approximately $222.9 million and $186.3 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2023. $198.4 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal carryforwards will begin to expire in varying amounts beginning in 2037. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code (“IRC”) and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. The Company has experienced ownership changes within the meaning of Section 382 of the IRC at various dates from 2015 through 2019.
The Company had no uncertain tax positions as of December 31, 2023 and 2022. As of December 31, 2023, the Company’s tax filings are generally subject to examination in major tax jurisdictions.

The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Tax expense at United States statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	2.8%	1.4%
Change in valuation allowance	(21.5)%	(9.1)%
Stock-based compensation	(1.0)%	(12.3)%
Change in fair value of derivative liability	—%	(2.7)%
Transaction costs – success-based	—%	1.8%
Other	(2.0)%	(0.1)%
Total	(0.7)%	—%
14. Retirement Plan
The Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company’s contribution expense relating to this plan was $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
15. Acquisitions
Acquisition of Compare Pet Insurance
On August 3, 2021, the Company acquired 100% of the outstanding equity interests of Compare Pet Insurance Services, Inc. (“CPI”), one of the leading pet insurance marketplaces in the U.S., for cash consideration of $3.5 million and 0.6 million common shares with a fair value of $0.2 million as of the closing date. Of the cash consideration of $3.5 million, $1.5 million was paid on the acquisition date and the remaining $2.0 million will be paid in quarterly installments over three years, starting in the fourth quarter of 2021. The deferred purchase consideration, which was recorded at fair value on the acquisition date, was recognized in accrued expenses and other current liabilities, as well as other non-current liabilities, within the Company’s the consolidated balance sheet. As of December 31, 2023 and 2022, the amounts included in accrued expenses and other current liabilities, as well as other non-current liabilities, within the Company’s consolidated balance sheets, were $0.5 million and $1.2 million, respectively.
Acquisition of Dog Food Advisor
On January 5, 2023, the Company entered into an Asset Purchase Agreement with Clicks and Traffic LLC to purchase its Dog Food Advisor (“DFA”) assets for cash consideration of $9.0 million. Of the cash consideration of $9.0 million, $8.1 million was paid on the acquisition date and the remaining $0.9 million was deposited into an escrow account as an indemnification holdback for a period of 12 months. No working capital was acquired as part of the transaction. The Company incurred less than $0.1 million in transaction-related costs during the first quarter of 2023 in connection with the acquisition of DFA, which are included in general and administrative expenses within the Company’s consolidated statement of operations. The acquisition marked the Company’s entrance into the Pet Food & Treats market, in line with its strategy to be an all-inclusive, trusted partner for the premium Pet Parent.

The assets acquired were recognized at fair value as of the date of the acquisition. During 2023, the Company finalized the analysis of the purchase price and no adjustments were made to the assessed fair values. The following table summarizes the final fair values assigned to the assets acquired:

January 5, 2023
(in thousands)
Intangible assets	$5,950
Goodwill	3,050
Total purchase consideration	$9,000
The table below summarizes the fair value and the estimated useful lives of the acquired intangible assets:

	January 5, 2023	Estimated Weighted-Average Useful Life
	(in thousands)
Developed technology and website content	$1,950	5 years
Strategic customer relationships and subscriber lists	3,600	8 years
Trademarks	400	10 years
Total intangible assets	$5,950	7 years
Goodwill recognized as a result of this acquisition is deductible for tax purposes.
Pro forma disclosures required under ASC 805-10-50 are not presented because the pro forma impacts on the current period and prior year comparable period are not material.
Acquisition of Maxbone, Inc.
On April 6, 2023, the Company acquired 100% of the outstanding equity interests of MaxBone, Inc., a top-tier digital platform for modern pet essentials, for cash consideration of $0.5 million and 0.1 million common shares with a fair value of $0.2 million as of the closing date. Of the $0.2 million of common stock consideration, $0.1 million was issued on the acquisition date and the remaining $0.1 million will be issued in the future after the indemnification holdback period expires 12 months after the acquisition close. The acquisition expanded the Company’s reach into the Pet Supplies market, while remaining committed to the needs and standards of the premium Pet Parent.
Acquisition of Woof Woof TV
On December 15, 2023, the Company acquired 100% of the outstanding equity interests of Rowlo Woof Limited (“Woof Woof TV”), a digital media publishing company focusing on content for dog lovers, for cash consideration of $1.3 million. Of the $1.3 million of cash consideration, $1.1 million was paid on the acquisition date and the remaining $0.2 million was deposited into an escrow account as an indemnification holdback for a period of 12 months. The Company accounted for the transaction as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset.
The table below summarizes the fair value and the estimated useful life of the acquired intangible asset:

	December 15, 2023	Estimated Weighted-Average Useful Life
	(in thousands)
Media brand	$1,250	2 years
Total intangible assets	$1,250	2 years

16. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	10,485	11,389
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	51	—
Total	43,828	44,681
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of December 31, 2023.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
These material weaknesses resulted in the immaterial misstatement of our consolidated financial statements for the year ended December 31, 2023, and for quarterly periods in 2023. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.
We are not required to have, or to engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act, and we therefore did not do so.

Remediation Plan
To address our material weaknesses, we have added accounting and finance personnel and implemented new financial accounting processes, controls, and systems. We are continuing to take steps to remediate the material weaknesses described above through implementing enhancements and controls within our accounting and proprietary systems, utilizing additional qualified accounting and finance resources and further evolving our accounting close processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)On December 8, 2023, Maziar Arjomand, our Chief Technology Officer, adopted a 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 180,000 shares of common stock and 180,000 shares of common stock issuable upon the exercise of options. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading plan is until March 31, 2025, or earlier if all transactions under the trading plan are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Our Board has adopted a Code of Conduct that applies to all of our employees, officers and directors. The full text of our Code of Conduct is available on our investor relations website at investors.wag.co under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:
1.Financial Statements. The financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this document are filed as part of this Annual Report on Form 10‑K.
2.Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
3.Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of February 2, 2022, by and among CHW Acquisition Corporation, Wag Labs, Inc. and the other parties hereto	8-K	2.1	2/3/2022
3.1	Corrected Certificate of Incorporation of Wag! Group Co.	8-K	3.1	3/8/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4*	Description of Securities
4.5	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.6	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.7	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other signatories thereto	8-K	10.3, 10.4, 10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#*	Wag! Group Co. 2022 Omnibus Incentive Plan
10.7#*	Wag! Group Co. 2022 Employee Stock Purchase Plan
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022

10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Form of Forward Share Purchase Agreement, dated August 5, 2022, by and between CHW and each of Milton Arbitrage Partners, LLC, MMCAP International Inc. SPC, Nautilus Master Fun, L.P., Polar Multi-Strategy master Fund and the other parties signatories thereto	8-K	10.1	8/8/2022
16.1	Letter from BDO USA, P.C. to the Securities and Exchange Commission dated September 11, 2023	8-K	16.1	9/12/2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1*	Wag! Group Co. Erroneously Awarded Compensation Recovery Policy
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.
†    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.
^    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAG! GROUP CO.

By:	/s/ GARRETT SMALLWOOD
Garrett Smallwood
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 20, 2024

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 20, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alec Davidian and Nicholas Yu, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRETT SMALLWOOD	Chief Executive Officer and Chairman	March 20, 2024
Garrett Smallwood	(Principal Executive Officer and Director)

/s/ ALEC DAVIDIAN	Chief Financial Officer	March 20, 2024
Alec Davidian	(Principal Financial and Accounting Officer)

/s/ KIMBERLY A. BLACKWELL	Director	March 20, 2024
Kimberly A. Blackwell

/s/ MELINDA CHELLIAH	Director	March 20, 2024
Melinda Chelliah

/s/ ROGER LEE	Director	March 20, 2024
Roger Lee

/s/ JOCELYN MANGAN	Director	March 20, 2024
Jocelyn Mangan

/s/ SHEILA LIRIO MARCELO	Director	March 20, 2024
Sheila Lirio Marcelo

/s/ BRIAN YEE	Director	March 20, 2024
Brian Yee