Form 10-Q
period 2024-03-31
Wag! Group Co.
filed 2024-05-09
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 40,620,162 shares of common stock outstanding as of May 2, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,603	$18,323
Accounts receivable, net	11,104	10,023
Prepaid expenses and other current assets	2,510	3,428
Total current assets	26,217	31,774
Property and equipment, net	622	347
Operating lease right-of-use assets	970	1,045
Intangible assets, net	8,280	8,828
Goodwill	4,646	4,646
Other assets	52	57
Total assets	$40,787	$46,697
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,375	$9,919
Accrued expenses and other current liabilities	2,953	4,015
Deferred revenue	1,742	1,781
Deferred purchase consideration – current portion	368	547
Operating lease liabilities – current portion	390	386
Notes payable – current portion	1,913	1,751
Total current liabilities	19,741	18,399
Operating lease liabilities – non-current portion	731	816
Notes payable – non-current portion, net of debt discount and warrant allocation of $3,280 and $4,563 as of March 31, 2024 and December 31, 2023, respectively	21,428	25,664
Other non-current liabilities	125	172
Total liabilities	42,025	45,051
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 110,000 shares authorized as of both March 31, 2024 and December 31, 2023; 40,540 and 39,597 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	164,733	163,376
Accumulated deficit	(165,975)	(161,734)
Total stockholders’ equity (deficit)	(1,238)	1,646
Total liabilities and stockholders’ equity (deficit)	$40,787	$46,697
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
Revenues	$23,219	$20,623
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,570	1,026
Platform operations and support	2,960	3,170
Sales and marketing	15,655	13,275
General and administrative	4,239	4,984
Depreciation and amortization	578	381
Total costs and expenses	25,002	22,836
Interest expense	1,885	1,874
Interest income	(152)	(244)
Loss on extinguishment of debt	726	—
Other income, net	—	(56)
Loss before income taxes	(4,242)	(3,787)
Income taxes	(1)	—
Net loss	$(4,241)	$(3,787)
Loss per share, basic and diluted	$(0.11)	$(0.10)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	40,077	37,065
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	943	—	61		61
Stock-based compensation			1,296		1,296
Net loss				(4,241)	(4,241)
Balance as of March 31, 2024	40,540	4	164,733	(165,975)	(1,238)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)
Balance as of December 31, 2022	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	—	54		54
Stock-based compensation			1,342		1,342
Net loss				(3,787)	(3,787)
Balance as of March 31, 2023	37,429	4	159,731	(152,204)	7,531
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,241)	$(3,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,296	1,342
Non-cash interest expense	665	685
Depreciation and amortization	578	381
Reduction in carrying amount of operating lease right-of-use assets	75	83
Loss on extinguishment of debt	726	—
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	(1,081)	(2,351)
Prepaid expenses and other current assets	918	537
Operating lease liabilities	(81)	(78)
Other assets	5	(5)
Accounts payable	2,456	(459)
Accrued expenses and other current liabilities	(1,062)	(250)
Deferred revenue	(39)	322
Other non-current liabilities	(47)	—
Net cash provided by (used in) operating activities	168	(3,580)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(9,000)
Cash paid for equity method investment	—	(1,470)
Purchase of property and equipment	(305)	(16)
Net cash used in investing activities	(305)	(10,486)
Cash flows from financing activities:
Repayment of debt	(5,357)	(277)
Debt prepayment penalty	(100)	—
Proceeds from exercises of stock options	61	54
Other	(187)	(175)
Net cash used in financing activities	(5,583)	(398)
Net change in cash and cash equivalents	(5,720)	(14,464)
Cash and cash equivalents, beginning of period	18,323	38,966
Cash and cash equivalents, end of period	$12,603	$24,502
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Wag! Group Co. (“Wag!,” “Wag,” the “Company,” “we,” or “our”), formerly known as CHW Acquisition Corporation (“CHW”), is incorporated in Delaware with headquarters in San Francisco, California. The Company develops and supports proprietary technologies available via website and mobile app (“platform” or “marketplace”) that enable end users, such as Pet Parents, to connect with independent service and product providers to obtain services and products. The Company operates in the United States.
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses. Actual results could differ from those estimates.
Significant items subject to estimates and assumptions include, but are not limited to, fair values of financial instruments, valuation of intangible assets acquired, valuation of stock-based compensation and warrants, and the valuation allowance for deferred income taxes. Actual results may differ from these estimates.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted earnings per share (“EPS”) calculation for convertible instruments. It requires that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method is required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance during the first quarter of 2024 did not have a material impact on the Company’s condensed consolidated financial statements.

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
Equity Method Investment
During the fourth quarter of 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc., entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment was accounted for as an equity method investment, with the Company’s proportionate share of the investee’s net income recognized in equity in net earnings of equity method investment within the Company’s consolidated statement of operations, as the Company had less than 50% ownership and did not control the entity. During the three months ended March 31, 2024, the Company did not recognize any activity within its condensed consolidated statements of operations related to the equity method investee.
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
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Through its Services offerings, the Company principally generates Services revenue from service fees charged to Pet Caregivers to successfully complete a pet care service to a Pet Parent via the platform. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium and fees paid by Pet Caregivers to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third-party service partners in the form of ‘revenue-per-action’ or conversion activity defined in our agreements with the respective third-party service partner. For some of the Company’s arrangements with third-party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.

The Company enters into terms of service with Pet Caregivers and Pet Parents to use the platform (“Terms of Service Agreements”), as well as an Independent Contractor Agreement (“ICA”) with Pet Caregivers (the ICA, together with the Terms of Service Agreements, the “Agreements”). The Agreements govern the fees the Company charges the Pet Caregivers and Pet Parents, where applicable, for each transaction. Upon acceptance of a transaction, Pet Caregivers agree to perform the services that are requested by a Pet Parent. The acceptance of a transaction request combined with the Agreements establishes enforceable rights and obligations for each transaction. A contract exists between the Company and its customers after both the Pet Caregivers and Pet Parent accept a transaction request and the Pet Caregivers ability to cancel the transaction lapses. For Wag! Wellness and Pet Food & Treat revenues, the Company enters into agreements with third-party service partners which define the action by a Pet Parent that results in the Company earning and receiving a commission fee from the third-party service partner.
Wag!’s service obligations are performed, and revenue is recognized, for fees earned related to the facilitation and completion of a pet service transaction between the Pet Parent and the Pet Caregiver through the use of our platform. Revenue generated from the Company’s Wag! Premium subscription is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the Pet Parent. Prepaid subscription amounts are included in deferred revenue within the Company’s condensed consolidated balance sheets. Revenue related to the fees paid by the Pet Caregiver to join the platform are recognized upon processing of the applications. Wag! Wellness and Pet Food & Treat revenue performance obligations are completed, and revenue is recognized, when an end-user completes an action or conversion activity.
Principal vs. Agent Considerations
Judgment is required in determining whether the Company is the principal or agent in transactions with Pet Caregivers and Pet Parents. The Company evaluates the presentation of revenues on a gross or net basis based on whether the Company controls the service provided to the Pet Parent and is the principal (i.e., “gross”), or whether the Company arranges for other parties to provide the service to the Pet Parent and is an agent (i.e. “net”).
The Company’s role in a transaction on the platform is to facilitate Pet Caregivers finding, applying, and completing a successful pet care service for a Pet Parent. The Company has concluded it is the agent in transactions with Pet Caregivers and Pet Parents because, among other factors, the Company’s role is to facilitate pet service opportunities; it is not responsible for and does not control the delivery of pet services provided by the Pet Caregivers to the Pet Parents.
Gift Cards
The Company sells gift cards that can be redeemed by Pet Parents through the platform. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities in Deferred revenue within the Company’s condensed consolidated balance sheets until Pet Parents use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from the purchaser less amounts remitted to Pet Caregivers. Unused gift cards are included in Deferred revenue within the Company’s condensed consolidated balance sheets.
The Company recognizes breakage revenue based on historical redemption patterns.
Incentives
The Company offers discounts and promotions to encourage use of the Company’s platform. These promotions are generally pricing actions in the form of discounts that reduce the price Pet Parents pay Pet Caregivers for services. These promotions result in a lower fee earned by the Company from the Pet Caregiver. Accordingly, the Company records the cost of these promotions as a reduction of revenues. Discounts on services offered through our subscription program are also recorded as a reduction of revenues.
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
3. Business Combination with CHW
On August 9, 2022 (the “Closing Date” or “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW, and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly-owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. (“Post-Combination Company”) and effectively assumed all of CHW’s material operations.
For more information regarding the CHW Business Combination, refer to Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in the 2023 10-K.
Earnout Compensation
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! Option or a Legacy Wag! RSU Award at the date of the Merger have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000 and 5,000,000 shares of Wag! common stock, respectively. The Earnout Shares will be issued following the CHW Business Combination, only if certain Wag! share price conditions are met over a three-year period from the effective Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three-year period from the Merger Date as defined in the CHW Business Combination Agreement as:
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

4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,961	$—	$—	$5,961
Total cash equivalents	5,961	—	—	5,961
Total assets at fair value	$5,961	$—	$—	$5,961

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,388	$—	$—	$11,388
Total cash equivalents	11,388	—	—	11,388
Total assets at fair value	$11,388	$—	$—	$11,388
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively. There were no additions to or impairments of goodwill during the three months ended March 31, 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,833)	$5,853
Media brand	1,250	(208)	$1,042
Developed technology	1,073	(542)	531
Trademarks	1,052	(247)	805
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,835)	8,231
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,835)	$8,280

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,550)	$6,136
Media brand	1,250	(52)	1,198
Developed technology	1,073	(479)	594
Trademarks	1,052	(201)	851
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,287)	8,779
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,287)	$8,828
Amortization expense related to customer relationships and licenses, media brand, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
6. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.7 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
7. Long-Term Debt
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
During the three months ended March 31, 2024 and 2023, the Company repaid a total amount of $0.1 million and $0.1 million, respectively, on amounts outstanding under the PPP Loan. As of March 31, 2024 and December 31, 2023, the amount outstanding under the PPP Loan was $0.7 million and $0.8 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
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
The Company’s obligations under the Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement simultaneously entered into on August 9, 2022. The Financing Agreement establishes the following financial covenants: (i) the Company's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the interest rate for borrowings under the Financing Agreement was 15.57% and 15.61%, respectively.
During the three months ended March 31, 2024, the Company repaid a total amount of $5.2 million on amounts outstanding under the Financing Agreement, which included a $5.0 million prepayment that was treated as an extinguishment of debt for accounting purposes and resulted in a $0.7 million loss on extinguishment of debt. During the three months ended March 31, 2023, the Company repaid a total amount of $0.2 million on amounts outstanding under the Financing Agreement. As of March 31, 2024 and December 31, 2023, the amount outstanding under the Financing Agreement was $26.0 million and $31.2 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $1.2 million, respectively, of interest expense relating to the Financing Agreement.

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
At the date of issuance, the Company classified the Lender Warrants as equity and recognized them in additional paid-in capital within its condensed consolidated balance sheet. As the Lender Warrants were classified as equity, the proceeds were allocated based on the relative fair values of the financial instruments issued as a whole.
Total Debt
As of March 31, 2024, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2024	$1,394
2025	25,227
Total principal payments	$26,621
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

The Company has been and continues to be involved in numerous legal proceedings related to Pet Caregiver classification. In California, Assembly Bill No. 5 (AB-5) implemented a presumption that workers are employees. However, AB-2257 exempts agencies providing referrals for certain animal services, including dog walking, from AB-5. The Company believes that it falls within this exemption. Nevertheless, the interpretation or enforcement of the exemption could change. The United States Department of Labor announced on October 11, 2022 that it would publish a Notice of Proposed Rulemaking regarding the classification of workers as independent contractors or employees. The Company is monitoring the development of the proposed rule and will evaluate in a future period any potential impact of the final rule, when issued, on its operations.
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
In November 2019, California issued an assessment alleging various violations and penalties related to alleged misclassification of pet caregivers who use the Company’s platform as independent contractors. The Company has challenged both the legal basis and the amount of the assessment, of $1.7 million in unemployment insurance contributions for its independent contractors. In April 2022, the California Employment Development Department ("CA EDD") initiated a routine employment tax audit of the Company and alleges the Company owes approximately $1.3 million in additional unemployment insurance contributions for its independent contractors. The Company is engaged in ongoing discussions with the CA EDD and intends to defend itself vigorously in this pending matter. The Company believes given the inherent uncertainties of litigation, the outcome of this matter is not considered probable nor estimable and, therefore, the Company has not recorded a reserve.
In August 2018, the New York State Department of Labor (“NY DOL”) issued an Investigation Report assessing the Company with approximately $0.2 million in unemployment insurance contributions for its independent contractors. In August 2023, the Company completed payments of $0.4 million to the NY DOL, which represented the amount of the assessment plus interest and was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the third quarter of 2023.
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its condensed consolidated balance sheet as of March 31, 2024.
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
As of March 31, 2024, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.

9. Stockholders’ Equity (Deficit)
Common Stock Warrants
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
Management has concluded that the Warrants issued pursuant to the CHW IPO qualify for equity classification.
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the three months ended March 31, 2024 and 2023.
10. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Services revenue	$5,327	$5,397
Wellness revenue	15,769	13,855
Pet Food & Treats revenue	2,123	1,371
Total revenues	$23,219	$20,623

11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2023 10-K. During the three months ended March 31, 2024, the Company granted restricted stock units (“RSUs”) subject to service conditions.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	6,163	$0.44	6.06 years	$8,934
Granted	—	$—
Exercised	(607)	$0.10
Forfeited or expired	(42)	$0.99
Outstanding as of March 31, 2024	5,514	$0.47	5.89 years	$8,980
Exercisable as of March 31, 2024	5,452	$0.47	5.87 years	$8,872
Vested and expected to vest as of March 31, 2024	5,514	$0.47	5.89 years	$8,980

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the three months ended March 31, 2024 and 2023. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $1.2 million and $1.2 million, respectively.
As of March 31, 2024, the total unrecognized compensation cost related to all nonvested stock options was $11 thousand and the related weighted-average period over which it is expected to be recognized was approximately 1.29 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	4,322	$2.39
Granted	1,106	$2.11
Vested	(333)	$2.42
Forfeited	(44)	$2.50
Outstanding and nonvested as of March 31, 2024	5,051	$2.33

The total vesting date fair value of RSUs which vested during the three months ended March 31, 2024 and 2023 was $0.7 million and $31 thousand, respectively.
As of March 31, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $10.3 million and the related weighted-average period over which it is expected to be recognized was approximately 1.90 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Platform operations and support	$210	$337
Sales and marketing	223	196
General and administrative	863	809
Total stock-based compensation expense	$1,296	$1,342
12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three months ended March 31, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
13. Acquisitions
Acquisition of Dog Food Advisor
On January 5, 2023, the Company entered into an Asset Purchase Agreement with Clicks and Traffic LLC to purchase its Dog Food Advisor assets for cash consideration of $9.0 million. Of the $9.0 million of cash consideration, $8.1 million was paid on the acquisition date and the remaining $0.9 million was deposited into an escrow account as an indemnification holdback for a period of 12 months. No working capital was acquired as part of the transaction. The Company incurred less than $0.1 million in transaction-related costs during the first quarter of 2023 in connection with the acquisition, which are included in general and administrative expenses within the Company’s condensed consolidated statement of operations. The acquisition marked the Company’s entrance into the Pet Food & Treats market, in line with its strategy to be an all-inclusive, trusted partner for the premium Pet Parent.
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
Acquisition of maxbone
On April 6, 2023, the Company acquired 100% of the outstanding equity interests of MaxBone, Inc. (“maxbone”), a top-tier digital platform for modern pet essentials, for cash consideration of $0.5 million and 0.1 million common shares with a fair value of $0.2 million as of the closing date. Of the $0.2 million of common stock consideration, $0.1 million was issued on the acquisition date and the remaining $0.1 million will be issued in the future after the indemnification holdback period expires 12 months after the acquisition close. The acquisition expanded the Company’s reach into the Pet Supplies market, while remaining committed to the needs and standards of the premium Pet Parent.
Acquisition of WoofWoofTV
On December 15, 2023, the Company acquired 100% of the outstanding equity interests of Rowlo Woof Limited (“WoofWoofTV”), a digital media publishing company focusing on content for dog lovers, for cash consideration of $1.3 million. Of the $1.3 million of cash consideration, $1.1 million was paid on the acquisition date and the remaining $0.2 million was deposited into an escrow account as an indemnification holdback for a period of 12 months. The Company accounted for the transaction as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset.
The table below summarizes the fair value and the estimated useful life of the acquired intangible asset:

	December 15, 2023	Estimated Weighted-Average Useful Life
	(in thousands)
Media brand	$1,250	2 years
Total intangible assets	$1,250	2 years

14. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	10,565	10,861
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	51	—
Total	43,908	44,153
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of March 31, 2024.

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
Beyond providing unrivaled services to premium Pet Parents, Wag! has expanded its reach to become the button on the phone for the paw. Wag!, once purely synonymous with pet services, is now a key player in the wellness space via the management and operation of Petted.com, a pet insurance comparison service, as well as the acquisition of Furmacy, which creates prescription management software to simplify pet prescriptions. Additionally, in 2023, Wag! expanded into the Pet Food & Treats market by acquiring one of the most visited and trusted dog food marketplaces: Dog Food Advisor. Wag! is confident that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those who we already provide an unparalleled marketplace experience to in the wellness space and longtime customers who rely on Dog Food Advisor as a subject matter expert. In April 2023, we acquired maxbone, expanding our reach into the Pet Supplies market.
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
Key Operating and Financial Metrics and Non-GAAP Financial Measures
We regularly review several metrics, including the following key financial metrics and non-GAAP financial measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. These key financial metrics and non-GAAP financial measures are set forth below for the periods presented:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	671	611	60	9.8%
Revenues	$23,219	$20,623	2,596	12.6%
Net loss	$(4,241)	$(3,787)	(454)	12.0%
Net loss margin	(18.3)%	(18.4)%	—	(0.5)%
Net cash provided by (used in) operating activities	$168	$(3,580)	3,748	*
Adjusted EBITDA (loss)(1)	$168	$(397)	565	*
Adjusted EBITDA (loss) margin(1)	0.7%	(1.9)%	—	(137.6)%

*    Comparisons between positive and negative numbers are not meaningful.
(1)Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Adjusted EBITDA (loss) to net loss.
Platform Participants
A Platform Participant is defined as a Pet Parent or Pet Caregiver who transacted on the Wag! platform for a service in the quarter. Services include dog walking, sitting, boarding, drop-ins, training, premium telehealth services, wellness plans, and pet insurance plan comparison.

Non-GAAP Financial Measures
Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin
Adjusted EBITDA (loss) means net loss adjusted to exclude, where applicable in a given period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; integration and transaction costs associated with acquired businesses; severance costs; and loss on extinguishment of debt. Adjusted EBITDA (loss) margin represents Adjusted EBITDA (loss) divided by revenues. We use Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, which are both non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, when taken collectively with our U.S. GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except percentages)
Net loss	$(4,241)	$(3,787)
Interest expense, net	1,733	1,630
Income taxes	(1)	—
Depreciation and amortization	578	381
Stock-based compensation	1,296	1,342
Integration and transaction costs associated with acquired business	—	37
Severance costs	77	—
Loss on extinguishment of debt	726	—
Adjusted EBITDA (loss)	$168	$(397)
Revenues	$23,219	$20,623
Adjusted EBITDA (loss) margin	0.7%	(1.9)%

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$	%
	(in thousands, except percentages)
Revenues	$23,219	$20,623	2,596	12.6%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,570	1,026	544	53.0%
Platform operations and support	2,960	3,170	(210)	(6.6)%
Sales and marketing	15,655	13,275	2,380	17.9%
General and administrative	4,239	4,984	(745)	(14.9)%
Depreciation and amortization	578	381	197	51.7%
Total costs and expenses	25,002	22,836	2,166	9.5%
Interest expense	1,885	1,874	11	0.6%
Interest income	(152)	(244)	92	(37.7)%
Loss on extinguishment of debt	726	—	726	*
Other income, net	—	(56)	56	*
Loss before income taxes	(4,242)	(3,787)	(455)	12.0%
Income taxes	(1)	—	(1)	*
Net loss	$(4,241)	$(3,787)	(454)	12.0%

*    Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues
Revenues increased by $2.6 million, or approximately 12.6%, from $20.6 million for the three months ended March 31, 2023 to $23.2 million for the three months ended March 31, 2024. The increase was primarily attributable to a $1.9 million increase in Wellness revenue and a $0.8 million increase in Pet Food & Treats revenue as a result of a 10% increase in Platform Participants year-over-year.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, increased by $0.5 million, or approximately 53.0%, from $1.0 million for the three months ended March 31, 2023 to $1.6 million for the three months ended March 31, 2024. The increase was primarily attributable to a $0.6 million increase in Wellness and other product costs.
Platform Operations and Support
Platform operations and support expenses decreased by $0.2 million, or approximately 6.6%, from $3.2 million for the three months ended March 31, 2023 to $3.0 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $0.3 million decrease in personnel costs, partially offset by a $0.2 million increase in professional services.
Sales and Marketing
Sales and marketing expenses increased by $2.4 million, or approximately 17.9%, from $13.3 million for the three months ended March 31, 2023 to $15.7 million for the three months ended March 31, 2024. The increase was primarily attributable to a $3.2 million increase in investing in new and expanding existing partnerships related to our Wellness offerings, partially offset by a $0.8 million decrease in personnel costs.

General and Administrative
General and administrative expenses decreased by $0.7 million, or approximately 14.9%, from $5.0 million for the three months ended March 31, 2023 to $4.2 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $0.5 million decrease in personnel costs and a $0.2 million decrease in administrative costs.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or approximately 51.7%, from $0.4 million for the three months ended March 31, 2023 to $0.6 million for the three months ended March 31, 2024. The increase was primarily attributable to the acquisitions of maxbone and WoofWoofTV in 2023 and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$	%
	(in thousands, except percentages)
Interest expense	$1,885	$1,874	11	0.6%
Interest income	(152)	(244)	92	(37.7)%
Interest expense, net	$1,733	$1,630	103	6.3%
Interest expense, net increased by $0.1 million, or approximately 6.3%, from $1.6 million for the three months ended March 31, 2023 to $1.7 million for the three months ended March 31, 2024. The increase was primarily attributable to a decrease in interest income as a result of a decreased balance of money market funds.
Loss on Extinguishment of Debt
During the three months ended March 31, 2024, we recognized a $0.7 million loss on extinguishment of debt related to the $5.0 million prepayment of the Blue Torch Financing Agreement (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of March 31, 2024, we had cash and cash equivalents of $12.6 million.
We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. Our primary uses of cash include operating costs such as product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure, and debt obligation needs for at least the next 12 months, we may seek additional financing in the near or long term, including to refinance or repay amounts due under the Financing Agreement that matures in August 2025. Accordingly, we may need to engage in equity or debt financings to secure additional funds.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 10-K”). We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Related to Our Operations—We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all” within the 2023 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$168	$(3,580)
Investing activities	(305)	(10,486)
Financing activities	(5,583)	(398)
Net change in cash and cash equivalents	$(5,720)	$(14,464)
Changes in Cash Flows From Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $0.2 million, an improvement of $3.7 million from net cash used in operating activities of $3.6 million for the three months ended March 31, 2023. The improvement in net cash provided by operating activities was primarily due to $3.4 million of favorable changes in operating assets and liabilities and a $0.4 million decrease in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $3.4 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable, accounts receivable, and prepaid expenses and other current assets, partially offset by unfavorable changes in accrued expenses and other current liabilities and deferred revenue.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $0.3 million, a decrease of $10.2 million from $10.5 million for the three months ended March 31, 2023. The decrease was primarily due to a $9.0 million decrease in cash paid for acquisitions, net of cash acquired and a $1.5 million decrease in cash paid for equity method investments, partially offset by a $0.3 million increase in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $5.6 million, an increase of $5.2 million from $0.4 million for the three months ended March 31, 2023. The increase is primarily due to a $5.1 million increase in repayment of debt related to a $5.0 million prepayment of the Financing Agreement during the first quarter of 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of March 31, 2024, the amount outstanding under the PPP Loan was $0.7 million.
For additional information regarding the PPP Loan, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, we entered into a financing agreement and warrant agreement with Blue Torch, pursuant to which, among other things, Blue Torch agreed to extend an approximately $32.2 million senior secured term loan (the “Financing Agreement”). The Financing Agreement is secured by a first priority security interest in substantially all assets of us and our subsidiaries.

For additional information regarding the Financing Agreement, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies since the 2023 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2023 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2023 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2023, we identified the following material weaknesses, which still exist as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
These material weaknesses resulted in the immaterial misstatement of our consolidated financial statements for the year ended December 31, 2023 and for quarterly periods in 2023. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our 2023 10-K. There have been no material changes to our risk factors as previously disclosed in our 2023 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)On February 16, 2024, Garrett Smallwood, our Chief Executive Officer, modified a Rule 10b5-1 plan originally adopted on June 14, 2023 to change the amount of shares to be sold under the plan, the price limits for sales under the plan and timing of sales under the plan. The modified Rule 10b5-1 plan is intended to satisfy the affirmative defense in Rule 10b5-1(c) and provides for the sale from time to time of an aggregate of up to 800,000 shares of common stock issuable upon the exercise of options. The duration of the trading plan is until December 31, 2024, or earlier if all transactions under the trading plan are completed.
On February 16, 2024, Adam Storm, our President and Chief Product Officer, modified a Rule 10b5-1 plan previously adopted on June 14, 2023 to change the amount of shares to be sold under the plan, the price limits for sales under the plan and timing of sales under the plan. The modified Rule 10b5-1 plan is intended to satisfy the affirmative defense in Rule 10b5-1(c) and provides for the sale from time to time of an aggregate of up to 267,200 shares of common stock issuable upon the exercise of options. The duration of the trading plan is until December 31, 2024, or earlier if all transactions under the trading plan are completed.
Item 6.    Exhibits
(a)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Corrected Certificate of Incorporation of Wag! Group Co.	8-K	3.1	3/8/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.5	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.6	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other signatories thereto	8-K	10.3, 10.4, 10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022
10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAG! GROUP CO.

By:	/s/ GARRETT SMALLWOOD
Garrett Smallwood
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 9, 2024

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2024