Form 10-Q
period 2024-06-30
Wag! Group Co.
filed 2024-08-07
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 48,807,319 shares of common stock outstanding as of July 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to further develop and advance our pet service offerings and achieve scale;
•our ability to attract and retain personnel;
•market opportunity, anticipated growth, and future financial performance, including management’s financial outlook for the future;
•market adoption of our pet service offerings and solutions;
•our need to obtain additional financing or refinance our existing indebtedness which has caused management to determine that there is substantial doubt regarding our ability to continue as a going concern;
•the intended use of the net proceeds from our recent underwritten registered public offering;
•our plan to refinance our existing indebtedness;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,234	$18,323
Accounts receivable, net	7,512	10,023
Prepaid expenses and other current assets	2,256	3,428
Total current assets	19,002	31,774
Property and equipment, net	1,144	347
Operating lease right-of-use assets	894	1,045
Intangible assets, net	7,860	8,828
Goodwill	4,646	4,646
Other assets	52	57
Total assets	$33,598	$46,697
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,850	$9,919
Accrued expenses and other current liabilities	2,044	4,015
Deferred revenue	1,642	1,781
Deferred purchase consideration – current portion	185	547
Operating lease liabilities – current portion	396	386
Notes payable – current portion	2,075	1,751
Total current liabilities	13,192	18,399
Operating lease liabilities – non-current portion	645	816
Notes payable – non-current portion, net of debt discount and warrant allocation of $2,721 and $4,563 as of June 30, 2024 and December 31, 2023, respectively	21,468	25,664
Other non-current liabilities	78	172
Total liabilities	35,383	45,051
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 110,000 shares authorized as of both June 30, 2024 and December 31, 2023; 41,394 and 39,597 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	166,437	163,376
Accumulated deficit	(168,226)	(161,734)
Total stockholders’ equity (deficit)	(1,785)	1,646
Total liabilities and stockholders’ equity (deficit)	$33,598	$46,697
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Revenues	$18,651	$19,820	$41,870	$40,443
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,158	1,243	2,728	2,269
Platform operations and support	2,714	3,492	5,674	6,662
Sales and marketing	11,037	10,758	26,692	24,033
Royalty	—	1,791	—	1,791
General and administrative	3,809	4,821	8,048	9,805
Depreciation and amortization	580	375	1,158	756
Total costs and expenses	19,298	22,480	44,300	45,316
Interest expense	1,597	1,897	3,482	3,771
Interest income	(75)	(238)	(227)	(482)
Loss on extinguishment of debt	—	—	726	—
Other expense, net	—	65	—	9
Loss before income taxes	(2,169)	(4,384)	(6,411)	(8,171)
Income taxes	82	38	81	38
Equity in net earnings of equity method investments	—	553	—	553
Net loss	$(2,251)	$(3,869)	$(6,492)	$(7,656)
Loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.16)	$(0.20)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	40,914	38,109	40,496	37,590
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	943	—	61		61
Stock-based compensation			1,296		1,296
Net loss				(4,241)	(4,241)
Balance as of March 31, 2024	40,540	4	164,733	(165,975)	(1,238)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	808	—	48		48
Stock-based compensation			1,656		1,656
Shares related to acquisition indemnification holdback	46	—	—		—
Net loss				(2,251)	(2,251)
Balance as of June 30, 2024	41,394	$4	$166,437	$(168,226)	$(1,785)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)
Balance as of December 31, 2022	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	—	54		54
Stock-based compensation			1,342		1,342
Net loss				(3,787)	(3,787)
Balance as of March 31, 2023	37,429	4	159,731	(152,204)	7,531
Issuance of common stock from exercise of stock options	1,298	—	36		36
Stock-based compensation			1,121		1,121
Shares issued for acquisition	49	—	225		225
Net loss				(3,869)	(3,869)
Balance as of June 30, 2023	38,776	$4	$161,113	$(156,073)	$5,044
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flow from operating activities:
Net loss	$(6,492)	$(7,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,952	2,463
Non-cash interest expense	1,229	1,350
Depreciation and amortization	1,158	756
Reduction in carrying amount of operating lease right-of-use assets	151	168
Equity in net earnings of equity method investments	—	(553)
Loss on extinguishment of debt	726	—
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	2,511	(1,850)
Prepaid expenses and other current assets	1,007	1,049
Other assets	5	(5)
Accounts payable	(3,069)	2,241
Accrued expenses and other current liabilities	(1,806)	(700)
Deferred revenue	(139)	368
Operating lease liabilities	(160)	(176)
Other non-current liabilities	(94)	218
Net cash used in operating activities	(2,021)	(2,327)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(128)	(9,503)
Cash paid for equity method investment	—	(1,470)
Purchase of property and equipment	(860)	(31)
Net cash used in investing activities	(988)	(11,004)
Cash flows from financing activities:
Repayment of debt	(5,714)	(551)
Debt prepayment penalty	(100)	—
Proceeds from exercises of stock options	109	90
Other	(375)	(382)
Net cash used in financing activities	(6,080)	(843)
Net change in cash and cash equivalents	(9,089)	(14,174)
Cash and cash equivalents, beginning of period	18,323	38,966
Cash and cash equivalents, end of period	$9,234	$24,792
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). Operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Liquidity and Going Concern
Pursuant to the requirements of FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.
As of June 30, 2024, the Company had cash and cash equivalents of approximately $9.2 million and accounts receivable of $7.5 million, and the amount outstanding under its debt obligations was $26.3 million, of which $25.7 million and $0.5 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the six months ended June 30, 2024, net loss was $6.5 million and net cash used in operating activities was $2.0 million. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, the Company completed a registered public offering in July 2024 for net proceeds of approximately $8.6 million (See Note 15, Subsequent Events, for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that the Company will be able to complete the refinancing as it is ultimately outside of the control of the Company.

Due to the Company’s projected cash needs (which includes amounts due under the Financing Agreement) combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. This also means that the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above, which could be material.
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

Equity Method Investment
During the fourth quarter of 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc., entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment was accounted for as an equity method investment, with the Company’s proportionate share of the investee’s net income recognized in equity in net earnings of equity method investment within the Company’s consolidated statement of operations, as the Company had less than 50% ownership and did not control the entity. During the six months ended June 30, 2024, the Company did not recognize any activity within its condensed consolidated statements of operations related to the equity method investee.
During the third quarter of 2023, the Company acquired the remaining 51% ownership of the limited liability company for an aggregate purchase price of approximately $2.2 million. The Company accounted for the transaction as an asset acquisition using the cost accumulation model to determine the cost to be allocated to the assets acquired, which resulted in the derecognition of royalties payable to the equity method investee of approximately $1.8 million and the recognition of intangible assets acquired of approximately $0.2 million and cash acquired of $2.5 million. As a result of the transaction, the limited liability company became a wholly-owned subsidiary of the Company and the Company began consolidating the entity as part of its condensed consolidated financial statements.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Through its Services offerings, the Company principally generates Services revenue from service fees charged to Pet Caregivers to successfully complete a pet care service for a Pet Parent via the platform. The Company also generates revenue from subscription fees paid by Pet Parents for Wag! Premium and fees paid by Pet Caregivers to join the platform. Additionally, through its Wellness and Pet Food & Treat offerings, the Company generates revenue through commission fees paid by third-party service partners in the form of “revenue-per-action” or conversion activity defined in our agreements with the respective third-party service partner. For some of the Company’s arrangements with third-party service partners, the transaction price is considered variable, and an estimate of the transaction price is recorded when the action occurs. The estimated transaction price used in the variable consideration is based on historical data with the respective third-party service partner and the consideration is measured and settled monthly.
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
3. Business Combination with CHW
On August 9, 2022 (the “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW, and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly-owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. (“Post-Combination Company”) and effectively assumed all of CHW’s material operations.
For more information regarding the CHW Business Combination, refer to Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in the 2023 10-K.
Earnout Compensation
In connection with the CHW Business Combination, Legacy Wag! stockholders and certain members of management and employees of Legacy Wag! that held either a share of common stock, a Legacy Wag! Option or a Legacy Wag! RSU Award at the date of the Merger have the contingent right to Earnout Shares. The aggregate number of Earnout Shares and Management Earnout Shares is 10,000,000 and 5,000,000 shares of Wag! common stock, respectively. The Earnout Shares will be issued only if certain Wag! share price conditions are met over a three-year period from the Merger Date. The Earnout Shares are subject to the occurrence of certain triggering events based on a three-year period from the Merger Date as defined in the CHW Business Combination Agreement as:

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
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$4,161	$—	$—	$4,161
Total cash equivalents	4,161	—	—	4,161
Total assets at fair value	$4,161	$—	$—	$4,161

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,388	$—	$—	$11,388
Total cash equivalents	11,388	—	—	11,388
Total assets at fair value	$11,388	$—	$—	$11,388
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.

5. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million as of both June 30, 2024 and December 31, 2023, respectively. There were no additions to or impairments of goodwill during the six months ended June 30, 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,116)	$5,570
Media brand	1,250	(364)	$886
Developed technology	1,073	(606)	467
Trademarks	1,052	(292)	760
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(3,383)	7,683
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,243	$(3,383)	$7,860

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,550)	$6,136
Media brand	1,250	(52)	1,198
Developed technology	1,073	(479)	594
Trademarks	1,052	(201)	851
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,287)	8,779
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,287)	$8,828
Amortization expense related to customer relationships and licenses, media brand, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
6. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.6 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.3 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

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
During the six months ended June 30, 2024 and 2023, the Company repaid a total amount of $0.2 million and $0.2 million, respectively, on amounts outstanding under the PPP Loan. As of June 30, 2024 and December 31, 2023, the amount outstanding under the PPP Loan was $0.5 million and $0.8 million, respectively.
During the three and six months ended June 30, 2024 and 2023, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
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
The Financing Agreement matures in three years after the Merger Date and is subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the outstanding principal amount in the first year after closing, 3.00% of the outstanding principal amount in the second year after closing, and 5.00% of the outstanding principal amount in the third year after closing. The remaining outstanding principal balance of the Financing Agreement is due and payable in full on the maturity date. In addition to scheduled amortization payments, the Financing Agreement contains customary mandatory prepayment provisions that require principal prepayments of the loan upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds, and receipt of proceeds of non-permitted debt. The loan may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium and a make-whole payment. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to: (i) an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing; (ii) 2.00% of the principal amount of such prepayment in the second year after closing; and (iii) 0% thereafter.
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

The Company’s obligations under the Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement simultaneously entered into on August 9, 2022. The Financing Agreement establishes the following financial covenants: (i) the Company's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, the interest rate for borrowings under the Financing Agreement was 15.60% and 15.61%, respectively.
During the six months ended June 30, 2024, the Company repaid a total amount of $5.5 million on amounts outstanding under the Financing Agreement, which included a $5.0 million prepayment that was treated as an extinguishment of debt for accounting purposes and resulted in a $0.7 million loss on extinguishment of debt. During the six months ended June 30, 2023, the Company repaid a total amount of $0.3 million on amounts outstanding under the Financing Agreement. As of June 30, 2024 and December 31, 2023, the amount outstanding under the Financing Agreement was $25.7 million and $31.2 million, respectively.
During the three months ended June 30, 2024 and 2023, the Company recognized $1.0 million and $1.2 million, respectively, of interest expense relating to the Financing Agreement. During the six months ended June 30, 2024 and 2023, the Company recognized $2.2 million and $2.4 million, respectively, of interest expense relating to the Financing Agreement.
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
Total Debt
As of June 30, 2024, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2024	$1,037
2025	25,227
Total principal payments	$26,264

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
The Company has been and continues to be involved in numerous legal proceedings related to Pet Caregiver classification. In California, Assembly Bill No. 5 (AB-5) implemented a presumption that workers are employees. However, AB-2257 exempts agencies providing referrals for certain animal services, including dog walking, from AB-5. The Company believes that it falls within this exemption. Nevertheless, the interpretation or enforcement of the exemption could change. The United States Department of Labor issued a new rule regarding the classification of workers as independent contractors or employees that went into effect in March 2024. The Company is evaluating any impact the new rule may have on its operations.
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

In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its condensed consolidated balance sheet as of June 30, 2024.
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
As of June 30, 2024, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023.

10. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Services revenue	$5,583	$6,211	$10,910	$11,608
Wellness revenue	11,546	12,025	27,315	25,880
Pet Food & Treats revenue	1,522	1,584	3,645	2,955
Total revenues	$18,651	$19,820	$41,870	$40,443
11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2023 10-K. During the six months ended June 30, 2024, the Company granted restricted stock units (“RSUs”) subject to service conditions.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	6,163	$0.44	6.06 years	$8,934
Granted	—	$—
Exercised	(1,074)	$0.10
Forfeited or expired	(54)	$0.94
Outstanding as of June 30, 2024	5,035	$0.51	5.64 years	$6,452
Exercisable as of June 30, 2024	4,987	$0.51	5.63 years	$6,386
Vested and expected to vest as of June 30, 2024	5,035	$0.51	5.64 years	$6,452

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the three and six months ended June 30, 2024 and 2023. The total intrinsic value of stock options exercised during the three months ended June 30, 2024 and 2023 was $0.7 million and $0.9 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $1.9 million and $2.1 million, respectively.

As of June 30, 2024, the total unrecognized compensation cost related to all nonvested stock options was $9 thousand and the related weighted-average period over which it is expected to be recognized was approximately 1.10 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	4,322	$2.39
Granted	3,099	$2.31
Vested	(674)	$2.42
Forfeited	(46)	$2.50
Outstanding and nonvested as of June 30, 2024	6,701	$2.35
The total vesting date fair value of RSUs which vested during the three months ended June 30, 2024 and 2023 was $0.7 million and $2.3 million, respectively. The total vesting date fair value of RSUs which vested during the six months ended June 30, 2024 and 2023 was $1.4 million and $2.3 million, respectively.
As of June 30, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $13.4 million and the related weighted-average period over which it is expected to be recognized was approximately 2.04 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Platform operations and support	$239	$269	$449	$606
Sales and marketing	267	163	490	359
General and administrative	1,150	689	2,013	1,498
Total stock-based compensation expense	$1,656	$1,121	$2,952	$2,463
12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and six months ended June 30, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.

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
Acquisition of maxbone
On April 6, 2023, the Company acquired 100% of the outstanding equity interests of MaxBone, Inc. (“maxbone”), a top-tier digital platform for modern pet essentials, for cash consideration of $0.5 million and 0.1 million common shares with a fair value of $0.2 million as of the closing date. Of the $0.2 million of common stock consideration, $0.1 million was issued on the acquisition date and the remaining $0.1 million was issued after the indemnification holdback period expired 12 months after the acquisition close. The acquisition expanded the Company’s reach into the Pet Supplies market, while remaining committed to the needs and standards of the premium Pet Parent.
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
14. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	11,736	9,498
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	—	51
Total	45,028	42,841
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of June 30, 2024.
15. Subsequent Events
On July 18, 2024, the Company issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million. The Company intends to use the net proceeds to repay approximately $8.6 million of indebtedness, with any remainder to be used for working capital and general corporate purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We strive to be the go-to platform for the modern U.S. pet household, offering solutions for service, product, and wellness needs. We provide a range of products and services, including the Wag! app, which offers access to 5-star dog walking, sitting, and one-on-one training; Petted, one of the nation’s largest pet insurance comparison marketplaces; Dog Food Advisor, one of the most visited and trusted pet food review platforms; WoofWoofTV, a multi-media company bringing pet content to over 18 million followers across social media; maxbone, a digital platform for modern pet essentials; and Furmacy, software to simplify pet prescriptions.
Wag! has been a leader in on-demand dog walking since 2015 and we’ve grown our community to include more than 500,000 local Pet Caregivers nationwide. From those roots, we expanded to the wellness space by acquiring Petted.com, which makes it easy to shop for and compare pet insurance options. In 2023, we expanded to the Pet Food & Treats market by acquiring Dog Food Advisor, which is one of the most visited and trusted dog food marketplaces. We also expanded our reach into the Pet Supplies market with our acquisition of maxbone, a premium pet product brand.
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

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	467	549	(82)	(14.9)%	467	549	(82)	(14.9)%
Revenues	$18,651	$19,820	(1,169)	(5.9)%	$41,870	$40,443	1,427	3.5%
Net loss	$(2,251)	$(3,869)	1,618	(41.8)%	$(6,492)	$(7,656)	1,164	(15.2)%
Net loss margin	(12.1)%	(19.5)%			(15.5)%	(18.9)%
Net cash provided by (used in) operating activities	$(2,189)	$1,253	(3,442)	*	$(2,021)	$(2,327)	306	(13.1)%
Adjusted EBITDA (loss)(1)	$1,639	$107	1,532	1431.8%	$1,807	$(290)	2,097	*
Adjusted EBITDA (loss) margin(1)	8.8%	0.5%			4.3%	(0.7)%

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
Non-GAAP Financial Measures
Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin
Adjusted EBITDA (loss) means net loss adjusted to exclude, where applicable in a given period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; integration and transaction costs associated with acquired businesses; severance costs; loss on extinguishment of debt; and legal settlements. Adjusted EBITDA (loss) margin represents Adjusted EBITDA (loss) divided by revenues. We use Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, which are both non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin, when taken collectively with our U.S. GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results.

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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except percentages)
Net loss	$(2,251)	$(3,869)	$(6,492)	$(7,656)
Interest expense, net	1,522	1,659	3,255	3,289
Income taxes	82	38	81	38
Depreciation and amortization	580	375	1,158	756
Stock-based compensation	1,656	1,121	2,952	2,463
Integration and transaction costs associated with acquired business	—	152	—	189
Severance costs	50	131	127	131
Loss on extinguishment of debt	—	—	726	—
Legal settlement	—	500	—	500
Adjusted EBITDA (loss)	$1,639	$107	$1,807	$(290)
Revenues	$18,651	$19,820	$41,870	$40,443
Adjusted EBITDA (loss) margin	8.8%	0.5%	4.3%	(0.7)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(in thousands, except percentages)
Revenues	$18,651	$19,820	(1,169)	(5.9)%	$41,870	$40,443	1,427	3.5%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,158	1,243	(85)	(6.8)%	2,728	2,269	459	20.2%
Platform operations and support	2,714	3,492	(778)	(22.3)%	5,674	6,662	(988)	(14.8)%
Sales and marketing	11,037	10,758	279	2.6%	26,692	24,033	2,659	11.1%
Royalty	—	1,791	(1,791)	(100.0)%	—	1,791	(1,791)	(100.0)%
General and administrative	3,809	4,821	(1,012)	(21.0)%	8,048	9,805	(1,757)	(17.9)%
Depreciation and amortization	580	375	205	54.7%	1,158	756	402	53.2%
Total costs and expenses	19,298	22,480	(3,182)	(14.2)%	44,300	45,316	(1,016)	(2.2)%
Interest expense	1,597	1,897	(300)	(15.8)%	3,482	3,771	(289)	(7.7)%
Interest income	(75)	(238)	163	(68.5)%	(227)	(482)	255	(52.9)%
Loss on extinguishment of debt	—	—	—	100.0%	726	—	726	100.0%
Other expense, net	—	65	(65)	(100.0)%	—	9	(9)	(100.0)%
Loss before income taxes	(2,169)	(4,384)	2,215	(50.5)%	(6,411)	(8,171)	1,760	(21.5)%
Income taxes	82	38	44	115.8%	81	38	43	113.2%
Equity in net earnings of equity method investments	—	553	(553)	(100.0)%	—	553	(553)	(100.0)%
Net loss	$(2,251)	$(3,869)	1,618	(41.8)%	$(6,492)	$(7,656)	1,164	(15.2)%
Revenues
Revenues decreased by $1.2 million, or approximately 5.9%, from $19.8 million for the three months ended June 30, 2023 to $18.7 million for the three months ended June 30, 2024. The decrease was attributable to a $0.6 million decrease in Services revenue as a result of a 15% decrease in Platform Participants year-over-year as well as a $0.5 million decrease in Wellness revenue and a $0.1 million decrease in Pet Food & Treats revenue as a result of decreased revenue-per-action conversion activity.
Revenues increased by $1.4 million, or approximately 3.5%, from $40.4 million for the six months ended June 30, 2023 to $41.9 million for the six months ended June 30, 2024. The increase was primarily attributable to a $1.4 million increase in Wellness revenue and a $0.7 million increase in Pet Food & Treats revenue as a result of increased revenue-per-action conversion activity and year-over-year growth of Wellness volume, partially offset by a $0.7 million decrease in Services revenue as a result of a 15% decrease in Platform Participants year-over-year.

Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, remained flat at $1.2 million for both the three months ended June 30, 2024 and 2023.
Cost of revenues, exclusive of depreciation and amortization, increased by $0.5 million, or approximately 20.2%, from $2.3 million for the six months ended June 30, 2023 to $2.7 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in product costs in connection with the sale of merchandise.
Platform Operations and Support
Platform operations and support expenses decreased by $0.8 million, or approximately 22.3%, from $3.5 million for the three months ended June 30, 2023 to $2.7 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $0.8 million decrease in personnel costs and a $0.1 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.1 million increase in professional services.
Platform operations and support expenses decreased by $1.0 million, or approximately 14.8%, from $6.7 million for the six months ended June 30, 2023 to $5.7 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $1.1 million decrease in personnel costs and a $0.1 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.2 million increase in professional services.
Sales and Marketing
Sales and marketing expenses increased by $0.3 million, or approximately 2.6%, from $10.8 million for the three months ended June 30, 2023 to $11.0 million for the three months ended June 30, 2024. The increase was primarily attributable to a $0.8 million increase in investing in new and expanding existing partnerships related to our Wellness offerings and a $0.1 million increase in professional services, partially offset by a $0.7 million decrease in personnel costs.
Sales and marketing expenses increased by $2.7 million, or approximately 11.1%, from $24.0 million for the six months ended June 30, 2023 to $26.7 million for the six months ended June 30, 2024. The increase was primarily attributable to a $4.0 million increase in investing in new and expanding existing partnerships related to our Wellness offerings and a $0.2 million increase in professional services, partially offset by a $1.5 million decrease in personnel costs.
Royalty
Royalty expenses were $1.8 million for the three and six months ended June 30, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.
General and Administrative
General and administrative expenses decreased by $1.0 million, or approximately 21.0%, from $4.8 million for the three months ended June 30, 2023 to $3.8 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $0.5 million decrease in legal settlements, a $0.3 million decrease in personnel costs, a $0.2 million decrease in professional services, and a $0.1 million decrease in business licenses, fees, and permits.
General and administrative expenses decreased by $1.8 million, or approximately 17.9%, from $9.8 million for the six months ended June 30, 2023 to $8.0 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $0.7 million decrease in personnel costs, a $0.5 million decrease in legal settlements, a $0.3 million decrease in business licenses, fees, and permits, and a $0.3 million decrease in professional services.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or approximately 54.7%, from $0.4 million for the three months ended June 30, 2023 to $0.6 million for the three months ended June 30, 2024. The increase was primarily attributable to the acquisition of WoofWoofTV in 2023 and the related amortization of acquired intangible assets.
Depreciation and amortization expenses increased by $0.4 million, or approximately 53.2%, from $0.8 million for the six months ended June 30, 2023 to $1.2 million for the six months ended June 30, 2024. The increase was primarily attributable to the acquisition of WoofWoofTV in 2023 and the related amortization of acquired intangible assets.

Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(in thousands, except percentages)
Interest expense	$1,597	$1,897	(300)	(15.8)%	$3,482	$3,771	(289)	(7.7)%
Interest income	(75)	(238)	163	(68.5)%	(227)	(482)	255	(52.9)%
Interest expense, net	$1,522	$1,659	(137)	(8.3)%	$3,255	$3,289	(34)	(1.0)%
Interest expense, net decreased by $0.1 million, or approximately 8.3%, from $1.7 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement.
Interest expense, net remained flat at $3.3 million for both the six months ended June 30, 2024 and 2023.
Loss on Extinguishment of Debt
During the six months ended June 30, 2024, we recognized a $0.7 million loss on extinguishment of debt related to the $5.0 million prepayment of the Blue Torch Financing Agreement during the first quarter of 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of June 30, 2024, we had cash and cash equivalents of $9.2 million. In July 2024, we issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million.
We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. Our primary uses of cash include operating costs such as product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth.
Pursuant to the requirements of FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within our control as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2024, we had cash and cash equivalents of approximately $9.2 million and accounts receivable of $7.5 million, and the amount outstanding under our debt obligations was $26.3 million, of which $25.7 million and $0.5 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the six months ended June 30, 2024, net loss was $6.5 million and net cash used in operating activities was $2.0 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, we completed a registered public offering in July 2024 for net proceeds of approximately $8.6 million (See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that we will be able to complete the refinancing as it is ultimately outside of our control.
Due to our projected cash needs (which includes amounts due under the Financing Agreement) combined with our current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, of our 2023 10-K. We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Related to Our Operations—We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all” within the 2023 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Net cash used in:
Operating activities	$(2,021)	$(2,327)
Investing activities	(988)	(11,004)
Financing activities	(6,080)	(843)
Net change in cash and cash equivalents	$(9,089)	$(14,174)
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $2.0 million, a decrease of $0.3 million from $2.3 million for the six months ended June 30, 2023. The decrease was primarily due to a $3.2 million decrease in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $2.9 million of unfavorable changes in operating assets and liabilities. The $3.2 million decrease in net loss excluding non-cash and reconciling items was primarily driven by higher revenues, lower costs and expenses, and favorable changes in non-cash and reconciling items including stock-based compensation, depreciation and amortization, and loss on extinguishment of debt. The $2.9 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts payable, accrued expenses and other current liabilities, deferred revenue, and other non-current liabilities, partially offset by favorable changes in accounts receivable.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $1.0 million, a decrease of $10.0 million from $11.0 million for the six months ended June 30, 2023. The decrease was primarily due to a $9.4 million decrease in cash paid for acquisitions, net of cash acquired and a $1.5 million decrease in cash paid for equity method investments, partially offset by a $0.8 million increase in purchases of property and equipment.

Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $6.1 million, an increase of $5.2 million from $0.8 million for the six months ended June 30, 2023. The increase was primarily due to a $5.2 million increase in repayment of debt related to a $5.0 million prepayment of the Financing Agreement during the first quarter of 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of June 30, 2024, the amount outstanding under the PPP Loan was $0.5 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2023 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2023, we identified the following material weaknesses, which still exist as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
We are supplementing the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 10-K to include the following risk factor, which should be read in conjunction with the other risk factors presented in our 2023 10-K.
Substantial doubt exists about the Company’s ability to continue as a going concern and management’s plans to mitigate these conditions may be unsuccessful. Our current debt obligations could materially and adversely affect our business, financial condition, results of operations, and prospects, and we cannot assure you that we will be able to generate sufficient cash flows, raise sufficient proceeds from any future offerings of securities, renegotiate the existing terms of our debt facility, and/or obtain alternative financing on terms acceptable to us or at all to meet our payment obligations under our debt facility.
We have incurred net losses in each year since our inception and have funded operations primarily through sales of our common stock and issuance of debt. Our current outstanding debt principal amount as of June 30, 2024 was $26.3 million, comprised of our Blue Torch debt facility, which had an outstanding principal amount of $25.7 million as of June 30, 2024, and our PPP Loan, which had an outstanding principal amount of $0.5 million. Our ability to meet our payment obligations under our existing Blue Torch debt facility, which has estimated maturity and balloon payments of $24.1 million due in August 2025, depends on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the debt facility, and/or obtain alternative financing prior to the maturity of the debt. This ability, to some extent, is subject to market, economic, financial, competitive, and regulatory factors as well as other factors that are beyond our control. While we completed an underwritten registered public offering in July 2024 for net proceeds of approximately $8.6 million (See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for more information) and management is actively engaged in discussions to refinance the Financing Agreement, there can be no assurance that we will be able to refinance the debt on acceptable terms or at all. Further, there can be no assurance that our business will generate cash flow from operations, or that we will raise sufficient proceeds from any future offerings of securities, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flows or raise capital to service our debt payment obligations or fund our other liquidity needs, or are unable to finance the existing debt facility, we may need to sell assets, reduce or delay capital investments. In addition, if refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply, or if we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations as they become due, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
At this time, the uncertainty of our ability to meet our debt payment obligations raises substantial doubt about our ability to continue as a going concern. This may adversely impact our ability to renegotiate the existing terms of our debt facility, conduct offerings of our securities, and/or obtain alternative financing on terms acceptable to us or at all.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)None.
(b)None.
(c)On June 18, 2024, Garrett Smallwood, our Chief Executive Officer, canceled his 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan was originally adopted on June 14, 2023 and modified on February 16, 2024, for the sale of up to 998,412 shares of the Company’s common stock and shares of common stock from the sale of vested RSUs, the exact number of shares were to be determined as the net amount after required shares were sold to cover tax withholding, until December 31, 2024. There were 823,136 shares that remained unsold at the date his 10b5-1 arrangement was canceled.
On June 18, 2024, Adam Storm, our President and Chief Product Officer, canceled his 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan was originally adopted on June 14, 2023 and modified on February 16, 2024, for the sale of up to 465,612 shares of the Company’s common stock and shares of common stock from the sale of vested RSUs, the exact number of shares were to be determined as the net amount after required shares were sold to cover tax withholding, until December 31, 2024. There were 289,873 shares that remained unsold at the date his 10b5-1 arrangement was canceled.
Item 6.    Exhibits
(a)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Corrected Certificate of Incorporation of Wag! Group Co.	8-K	3.1	3/8/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.5	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.6	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other signatories thereto	8-K	10.3, 10.4, 10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022

10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022
10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Underwriting Agreement dated July 17, 2024	8-K	1.1	7/17/2024
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 7, 2024

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2024