Form 10-Q
period 2024-09-30
Wag! Group Co.
filed 2024-11-13
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-40764
Wag! Group Co.
(Exact name of registrant as specified in its charter)

Delaware	88-3590180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street, Suite 86056 San Francisco, California(1)	94114(1)
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 49,791,120 shares of common stock outstanding as of November 7, 2024.

(1)    We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address: IR@wagwalking.com

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•the intended use of the net proceeds from our recent underwritten registered public offering of common stock;
•our plan to refinance our existing indebtedness;
•our ability to protect our intellectual property;
•changes in the competitive industries in which we operate;
•changes in laws and regulations affecting our business;
•our ability to implement our business plans, forecasts, and other expectations, and identify and realize additional partnerships and opportunities;
•the risk of downturns in the market and the technology industry; and
•our ability to regain compliance with the Nasdaq Global Market’s continued listing requirements.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,445	$18,323
Accounts receivable, net	6,548	10,023
Prepaid expenses and other current assets	3,258	3,428
Total current assets	18,251	31,774
Property and equipment, net	1,515	347
Operating lease right-of-use assets	816	1,045
Intangible assets, net	7,312	8,828
Goodwill	4,646	4,646
Other assets	52	57
Total assets	$32,592	$46,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,252	$9,919
Accrued expenses and other current liabilities	3,184	4,015
Deferred revenue	1,778	1,781
Deferred purchase consideration – current portion	—	547
Operating lease liabilities – current portion	401	386
Notes payable – current portion, net of debt discount and warrant allocation of $1,730 as of September 30, 2024	19,015	1,751
Total current liabilities	29,630	18,399
Operating lease liabilities – non-current portion	556	816
Notes payable – non-current portion, net of debt discount and warrant allocation of $4,563 as of December 31, 2023	—	25,664
Other non-current liabilities	31	172
Total liabilities	30,217	45,051
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 110,000 shares authorized as of both September 30, 2024 and December 31, 2023; 49,785 and 39,597 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	176,859	163,376
Accumulated deficit	(174,488)	(161,734)
Total stockholders’ equity	2,375	1,646
Total liabilities and stockholders’ equity	$32,592	$46,697
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
Revenues	$13,204	$21,800	$55,074	$62,243
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,146	1,441	3,874	3,710
Platform operations and support	2,798	2,968	8,472	9,630
Sales and marketing	8,862	12,755	35,554	36,788
Royalty	—	—	—	1,791
General and administrative	4,231	4,682	12,279	14,487
Depreciation and amortization	583	414	1,741	1,170
Total costs and expenses	17,620	22,260	61,920	67,576
Interest expense	1,497	1,915	4,979	5,686
Interest income	(105)	(232)	(332)	(714)
Loss on extinguishment of debt	454	—	1,180	—
Other expense, net	—	12	—	21
Loss before income taxes	(6,262)	(2,155)	(12,673)	(10,326)
Income taxes	—	41	81	79
Equity in net earnings of equity method investments	—	—	—	553
Net loss	$(6,262)	$(2,196)	$(12,754)	$(9,852)
Loss per share, basic and diluted	$(0.13)	$(0.06)	$(0.30)	$(0.26)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	47,780	38,987	42,941	38,061
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	943	—	61		61
Stock-based compensation			1,296		1,296
Net loss				(4,241)	(4,241)
Balance as of March 31, 2024	40,540	4	164,733	(165,975)	(1,238)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	808	—	48		48
Stock-based compensation			1,656		1,656
Shares related to acquisition indemnification holdback	46	—	—		—
Net loss				(2,251)	(2,251)
Balance as of June 30, 2024	41,394	4	166,437	(168,226)	(1,785)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	984	—	5		5
Stock-based compensation			1,847		1,847
Issuance of common stock upon registered public offering, net of issuance costs	7,407	—	8,570		8,570
Net loss				(6,262)	(6,262)
Balance as of September 30, 2024	49,785	$4	$176,859	$(174,488)	$2,375

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)
Balance as of December 31, 2022	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	—	54		54
Stock-based compensation			1,342		1,342
Net loss				(3,787)	(3,787)
Balance as of March 31, 2023	37,429	4	159,731	(152,204)	7,531
Issuance of common stock from exercise of stock options	1,298	—	36		36
Stock-based compensation			1,121		1,121
Shares issued for acquisition	49	—	225		225
Net loss				(3,869)	(3,869)
Balance as of June 30, 2023	38,776	4	161,113	(156,073)	5,044
Issuance of common stock from exercise of stock options and vesting of restricted stock units	462	—	10		10
Stock-based compensation			1,065		1,065
Net loss				(2,196)	(2,196)
Balance as of September 30, 2023	39,238	$4	$162,188	$(158,269)	$3,923
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Cash flow from operating activities:
Net loss	$(12,754)	$(9,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,799	3,528
Non-cash interest expense	1,768	2,021
Depreciation and amortization	1,741	1,170
Reduction in carrying amount of operating lease right-of-use assets	229	256
Equity in net earnings of equity method investments	—	(553)
Loss on extinguishment of debt	1,180	—
Other	—	12
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	3,475	(2,573)
Prepaid expenses and other current assets	170	(463)
Other assets	5	1
Accounts payable	(4,667)	2,762
Accrued expenses and other current liabilities	(831)	(452)
Deferred revenue	(3)	(491)
Operating lease liabilities	(245)	(208)
Other non-current liabilities	(141)	218
Net cash used in operating activities	(5,274)	(4,624)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(128)	(9,152)
Cash paid for equity method investment	—	(1,470)
Purchase of property and equipment	(1,265)	(40)
Net cash used in investing activities	(1,393)	(10,662)
Cash flows from financing activities:
Repayment of debt	(11,233)	(907)
Debt prepayment penalty	(100)	—
Proceeds from exercises of stock options	114	100
Proceeds from registered public offering of common stock, net of issuance costs	8,570	—
Other	(562)	(569)
Net cash used in financing activities	(3,211)	(1,376)
Net change in cash and cash equivalents	(9,878)	(16,662)
Cash and cash equivalents, beginning of period	18,323	38,966
Cash and cash equivalents, end of period	$8,445	$22,304
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). Operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
As of September 30, 2024, the Company had cash and cash equivalents of approximately $8.4 million and accounts receivable of $6.5 million, and the amount outstanding under its debt obligations was $20.7 million, of which $20.3 million and $0.4 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the nine months ended September 30, 2024, net loss was $12.8 million and net cash used in operating activities was $5.3 million. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, the Company completed a registered public offering of common stock in July 2024 for net proceeds of approximately $8.6 million (See Note 9, Stockholders’ Equity (Deficit), for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that the Company will be able to complete the refinancing as it is ultimately outside of the control of the Company.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods that is generally not presented in the financial statements today. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
Equity Method Investment
During the fourth quarter of 2022, the Company’s subsidiary, Compare Pet Insurance Services, Inc., entered into an agreement to invest $1.5 million for 49% ownership in a new limited liability company, which was funded in the first quarter of 2023. The investment was accounted for as an equity method investment, with the Company’s proportionate share of the investee’s net income recognized in equity in net earnings of equity method investment within the Company’s consolidated statement of operations, as the Company had less than 50% ownership and did not control the entity. During the nine months ended September 30, 2024, the Company did not recognize any activity within its condensed consolidated statements of operations related to the equity method investee.
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
3. Business Combination with CHW
On August 9, 2022 (the “Merger Date”), Wag! Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corporation (“CHW”), and CHW Merger Sub, Inc. (“Merger Sub”) pursuant to the terms of the Business Combination Agreement and Plan of Merger (the “CHW Business Combination Agreement”) dated February 2, 2022, completed the business combination of Legacy Wag! and CHW which was effected by the merger of Merger Sub with and into Legacy Wag!, with Legacy Wag! surviving the Merger as a wholly-owned subsidiary of CHW (the “Merger,” and, together with the other transactions contemplated by the CHW Business Combination Agreement, the “CHW Business Combination”). Upon completion of the Merger on August 9, 2022, following the approval at the extraordinary general meeting of the stockholders of CHW held on July 28, 2022 (the “Special Meeting”), the Company changed its name to Wag! Group Co. and effectively assumed all of CHW’s material operations.
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
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$4,832	$—	$—	$4,832
Total cash equivalents	4,832	—	—	4,832
Total assets at fair value	$4,832	$—	$—	$4,832

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,388	$—	$—	$11,388
Total cash equivalents	11,388	—	—	11,388
Total assets at fair value	$11,388	$—	$—	$11,388

The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million as of both September 30, 2024 and December 31, 2023, respectively. There were no additions to or impairments of goodwill during the nine months ended September 30, 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,398)	$5,288
Media brand	1,250	(521)	729
Developed technology	1,073	(669)	404
Trademarks	1,052	(338)	714
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(3,931)	7,135
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,243	$(3,931)	$7,312

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,550)	$6,136
Media brand	1,250	(52)	1,198
Developed technology	1,073	(479)	594
Trademarks	1,052	(201)	851
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,287)	8,779
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,287)	$8,828
Amortization expense related to customer relationships and licenses, media brand, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

6. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.8 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.2 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
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
During the nine months ended September 30, 2024 and 2023, the Company repaid a total amount of $0.3 million and $0.3 million, respectively, on amounts outstanding under the PPP Loan. As of September 30, 2024 and December 31, 2023, the amount outstanding under the PPP Loan was $0.4 million and $0.8 million, respectively.
During the three and nine months ended September 30, 2024 and 2023, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
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
The Company’s obligations under the Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement simultaneously entered into on August 9, 2022. The Financing Agreement establishes the following financial covenants: (i) the Company's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, the interest rate for borrowings under the Financing Agreement was 14.87% and 15.61%, respectively.
During the nine months ended September 30, 2024, the Company repaid a total amount of $10.9 million on amounts outstanding under the Financing Agreement, which included prepayments of $10.0 million that were treated as an extinguishment of debt for accounting purposes and resulted in a $1.2 million loss on extinguishment of debt. During the nine months ended September 30, 2023, the Company repaid a total amount of $0.6 million on amounts outstanding under the Financing Agreement. As of September 30, 2024 and December 31, 2023, the amount outstanding under the Financing Agreement was $20.3 million and $31.2 million, respectively.
During the three months ended September 30, 2024 and 2023, the Company recognized $1.0 million and $1.2 million, respectively, of interest expense relating to the Financing Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized $3.2 million and $3.7 million, respectively, of interest expense relating to the Financing Agreement.
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
Total Debt
As of September 30, 2024, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2024	$518
2025	20,227
Total principal payments	$20,745
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
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its condensed consolidated balance sheet as of September 30, 2024.
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
As of September 30, 2024, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
9. Stockholders’ Equity (Deficit)
On July 18, 2024, the Company issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million. The Company used a portion of the net proceeds to repay indebtedness.
Common Stock Warrants
Prior to the Merger, CHW issued 12,500,000 of Public Warrants and 4,238,636 of Private Warrants (together, the “Warrants”) in connection with its initial public offering to CHW Acquisition Sponsor LLC, the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4,238,636 Private Warrants held by the Sponsor were exchanged for 3,895,564 warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Placement Warrants originally issued to CHW and the 12,500,000 shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the CHW Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the CHW Business Combination, or earlier upon redemption or liquidation.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023.
10. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Services revenue	$5,402	$6,551	$16,312	$18,159
Wellness revenue	6,464	13,546	33,779	39,426
Pet Food & Treats revenue	1,338	1,703	4,983	4,658
Total revenues	$13,204	$21,800	$55,074	$62,243

11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2023 10-K. During the nine months ended September 30, 2024, the Company granted restricted stock units (“RSUs”) subject to service conditions.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	6,163	$0.44	6.06 years	$8,934
Granted	—	$—
Exercised	(1,110)	$0.10
Forfeited or expired	(54)	$0.93
Outstanding as of September 30, 2024	4,999	$0.51	5.39 years	$3,237
Exercisable as of September 30, 2024	4,963	$0.51	5.38 years	$3,216
Vested and expected to vest as of September 30, 2024	4,999	$0.51	5.39 years	$3,237

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the three and nine months ended September 30, 2024 and 2023. The total intrinsic value of stock options exercised during the three months ended September 30, 2024 and 2023 was immaterial. The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $1.9 million and $2.2 million, respectively.
As of September 30, 2024, the total unrecognized compensation cost related to all nonvested stock options was immaterial and the related weighted-average period over which it is expected to be recognized was approximately 0.91 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	4,322	$2.39
Granted	3,338	$2.22
Vested	(1,621)	$2.39
Forfeited	(60)	$2.49
Outstanding and nonvested as of September 30, 2024	5,979	$2.29

The total vesting date fair value of RSUs which vested during the three months ended September 30, 2024 and 2023 was $0.8 million and $0.9 million, respectively. The total vesting date fair value of RSUs which vested during the nine months ended September 30, 2024 and 2023 was $2.2 million and $3.2 million, respectively.
As of September 30, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $11.8 million and the related weighted-average period over which it is expected to be recognized was approximately 1.87 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Platform operations and support	$254	$209	$703	$815
Sales and marketing	292	174	782	533
General and administrative	1,301	682	3,314	2,180
Total stock-based compensation expense	$1,847	$1,065	$4,799	$3,528
12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and nine months ended September 30, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
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

14. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	10,978	10,896
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	—	51
Total	44,270	44,239
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of September 30, 2024.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	367	632	(265)	(41.9)%	367	632	(265)	(41.9)%
Revenues	$13,204	$21,800	(8,596)	(39.4)%	$55,074	$62,243	(7,169)	(11.5)%
Net loss	$(6,262)	$(2,196)	(4,066)	185.2%	$(12,754)	$(9,852)	(2,902)	29.5%
Net loss margin	(47.4)%	(10.1)%			(23.2)%	(15.8)%
Net cash used in operating activities	$(3,253)	$(2,297)	(956)	41.6%	$(5,274)	$(4,624)	(650)	14.1%
Adjusted EBITDA (loss)(1)	$(1,943)	$1,007	(2,950)	*	$(136)	$717	(853)	*
Adjusted EBITDA (loss) margin(1)	(14.7)%	4.6%			(0.2)%	1.2%

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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except percentages)
Net loss	$(6,262)	$(2,196)	$(12,754)	$(9,852)
Interest expense, net	1,392	1,683	4,647	4,972
Income taxes	—	41	81	79
Depreciation and amortization	583	414	1,741	1,170
Stock-based compensation	1,847	1,065	4,799	3,528
Integration and transaction costs associated with acquired business	—	—	—	189
Severance costs	33	—	160	131
Loss on extinguishment of debt	454	—	1,180	—
Legal settlement	10	—	10	500
Adjusted EBITDA (loss)	$(1,943)	$1,007	$(136)	$717
Revenues	$13,204	$21,800	$55,074	$62,243
Adjusted EBITDA (loss) margin	(14.7)%	4.6%	(0.2)%	1.2%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(in thousands, except percentages)
Revenues	$13,204	$21,800	(8,596)	(39.4)%	$55,074	$62,243	(7,169)	(11.5)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,146	1,441	(295)	(20.5)%	3,874	3,710	164	4.4%
Platform operations and support	2,798	2,968	(170)	(5.7)%	8,472	9,630	(1,158)	(12.0)%
Sales and marketing	8,862	12,755	(3,893)	(30.5)%	35,554	36,788	(1,234)	(3.4)%
Royalty	—	—	—	100.0%	—	1,791	(1,791)	(100.0)%
General and administrative	4,231	4,682	(451)	(9.6)%	12,279	14,487	(2,208)	(15.2)%
Depreciation and amortization	583	414	169	40.8%	1,741	1,170	571	48.8%
Total costs and expenses	17,620	22,260	(4,640)	(20.8)%	61,920	67,576	(5,656)	(8.4)%
Interest expense	1,497	1,915	(418)	(21.8)%	4,979	5,686	(707)	(12.4)%
Interest income	(105)	(232)	127	(54.7)%	(332)	(714)	382	(53.5)%
Loss on extinguishment of debt	454	—	454	100.0%	1,180	—	1,180	100.0%
Other expense, net	—	12	(12)	(100.0)%	—	21	(21)	(100.0)%
Loss before income taxes	(6,262)	(2,155)	(4,107)	190.6%	(12,673)	(10,326)	(2,347)	22.7%
Income taxes	—	41	(41)	(100.0)%	81	79	2	2.5%
Equity in net earnings of equity method investments	—	—	—	100.0%	—	553	(553)	(100.0)%
Net loss	$(6,262)	$(2,196)	(4,066)	185.2%	$(12,754)	$(9,852)	(2,902)	29.5%
Revenues
Revenues decreased by $8.6 million, or approximately 39.4%, from $21.8 million for the three months ended September 30, 2023 to $13.2 million for the three months ended September 30, 2024. The decrease was attributable to a $1.1 million decrease in Services revenue, a $7.1 million decrease in Wellness revenue, and a $0.4 million decrease in Pet Food & Treats revenue as a result of a 42% decrease in Platform Participants year-over-year and decreased revenue-per-action conversion activity.
Revenues decreased by $7.2 million, or approximately 11.5%, from $62.2 million for the nine months ended September 30, 2023 to $55.1 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $1.8 million decrease in Services revenue and a $5.6 million decrease in Wellness revenue as a result of a 42% decrease in Platform Participants year-over-year and decreased revenue-per-action conversion activity, partially offset by a $0.3 million increase in Pet Food & Treats revenue as a result of increased revenue-per-action conversion activity.

Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, decreased by $0.3 million, or approximately 20.5%, from $1.4 million for the three months ended September 30, 2023 to $1.1 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in product costs related to certain pet insurance products and a decrease in payment processing fees as a result of lower Services revenue.
Cost of revenues, exclusive of depreciation and amortization, increased by $0.2 million, or approximately 4.4%, from $3.7 million for the nine months ended September 30, 2023 to $3.9 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in product costs related to the sale of merchandise and certain pet insurance products, partially offset by a decrease in payment processing fees as a result of lower Services revenue.
Platform Operations and Support
Platform operations and support expenses decreased by $0.2 million, or approximately 5.7%, from $3.0 million for the three months ended September 30, 2023 to $2.8 million for the three months ended September 30, 2024. The decrease was primarily attributable to a $0.4 million decrease in personnel costs and a $0.1 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.2 million increase in professional services.
Platform operations and support expenses decreased by $1.2 million, or approximately 12.0%, from $9.6 million for the nine months ended September 30, 2023 to $8.5 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $1.5 million decrease in personnel costs and a $0.2 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.5 million increase in professional services.
Sales and Marketing
Sales and marketing expenses decreased by $3.9 million, or approximately 30.5%, from $12.8 million for the three months ended September 30, 2023 to $8.9 million for the three months ended September 30, 2024. The decrease was primarily attributable to a $2.3 million decrease in investing in new and expanding existing partnerships related to our Wellness offerings, a $1.5 million decrease in personnel costs, and a $0.3 million decrease in professional services.
Sales and marketing expenses decreased by $1.2 million, or approximately 3.4%, from $36.8 million for the nine months ended September 30, 2023 to $35.6 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $1.7 million increase in investing in new and expanding existing partnerships related to our Wellness offerings, partially offset by a $3.0 million decrease in personnel costs and a $0.2 million decrease in professional services.
Royalty
Royalty expenses were $1.8 million for the nine months ended September 30, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.
General and Administrative
General and administrative expenses decreased by $0.5 million, or approximately 9.6%, from $4.7 million for the three months ended September 30, 2023 to $4.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to a $0.2 million decrease in personnel costs and a $0.2 million decrease in business licenses, fees, and permits.
General and administrative expenses decreased by $2.2 million, or approximately 15.2%, from $14.5 million for the nine months ended September 30, 2023 to $12.3 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $0.9 million decrease in personnel costs, a $0.5 million decrease in legal settlements, a $0.5 million decrease in business licenses, fees, and permits, and a $0.3 million decrease in professional services.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or approximately 40.8%, from $0.4 million for the three months ended September 30, 2023 to $0.6 million for the three months ended September 30, 2024. The increase was primarily attributable to the acquisition of WoofWoofTV in 2023 and the related amortization of acquired intangible assets.
Depreciation and amortization expenses increased by $0.6 million, or approximately 48.8%, from $1.2 million for the nine months ended September 30, 2023 to $1.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to the acquisition of WoofWoofTV in 2023 and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(in thousands, except percentages)
Interest expense	$1,497	$1,915	(418)	(21.8)%	$4,979	$5,686	(707)	(12.4)%
Interest income	(105)	(232)	127	(54.7)%	(332)	(714)	382	(53.5)%
Interest expense, net	$1,392	$1,683	(291)	(17.3)%	$4,647	$4,972	(325)	(6.5)%
Interest expense, net decreased by $0.3 million, or approximately 17.3%, from $1.7 million for the three months ended September 30, 2023 to $1.4 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement.
Interest expense, net decreased by $0.3 million, or approximately 6.5%, from $5.0 million for the nine months ended September 30, 2023 to $4.6 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement.
Loss on Extinguishment of Debt
During the three months ended September 30, 2024, we recognized a $0.5 million loss on extinguishment of debt related to a $5.0 million prepayment of the Financing Agreement during the third quarter of 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
During the nine months ended September 30, 2024, we recognized a $1.2 million loss on extinguishment of debt related to prepayments of $10.0 million of the Financing Agreement during 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. In July 2024, we issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million. As of September 30, 2024, we had cash and cash equivalents of $8.4 million.
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
As of September 30, 2024, we had cash and cash equivalents of approximately $8.4 million and accounts receivable of $6.5 million, and the amount outstanding under our debt obligations was $20.7 million, of which $20.3 million and $0.4 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the nine months ended September 30, 2024, net loss was $12.8 million and net cash used in operating activities was $5.3 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, we completed a registered public offering of common stock in July 2024 for net proceeds of approximately $8.6 million (See Note 9, Stockholders’ Equity (Deficit), to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that we will be able to complete the refinancing as it is ultimately outside of our control.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Net cash used in:
Operating activities	$(5,274)	$(4,624)
Investing activities	(1,393)	(10,662)
Financing activities	(3,211)	(1,376)
Net change in cash and cash equivalents	$(9,878)	$(16,662)

Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $5.3 million, an increase of $0.7 million from $4.6 million for the nine months ended September 30, 2023. The increase was primarily due to $1.0 million of unfavorable changes in operating assets and liabilities, partially offset by a $0.4 million decrease in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $1.0 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities, partially offset by favorable changes in accounts receivable, prepaid expenses and other current assets, and deferred revenue. The $0.4 million decrease in net loss excluding non-cash and reconciling items was primarily driven by lower costs and expenses and favorable changes in non-cash and reconciling items including stock-based compensation, loss on extinguishment of debt, and depreciation and amortization, partially offset by lower revenues.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $1.4 million, a decrease of $9.3 million from $10.7 million for the nine months ended September 30, 2023. The decrease was primarily due to a $9.0 million decrease in cash paid for acquisitions, net of cash acquired and a $1.5 million decrease in cash paid for equity method investments, partially offset by a $1.2 million increase in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $3.2 million, an increase of $1.8 million from $1.4 million for the nine months ended September 30, 2023. The increase was primarily due to a $10.3 million increase in repayment of debt related to prepayments of $10.0 million prepayment of the Financing Agreement during 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), partially offset by a $8.6 million increase in proceeds from registered public offering of common stock, net of issuance costs (See Note 9, Stockholders’ Equity (Deficit), to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of September 30, 2024, the amount outstanding under the PPP Loan was $0.4 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2023 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2023, we identified the following material weaknesses, which still exist as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
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
Remediation Plan
We have implemented, or are in the process of implementing, measures designed to remediate the control deficiencies that led to the material weaknesses.
•We have hired finance and accounting personnel with the appropriate level of knowledge and experience to establish and maintain internal control over financial reporting.
•We have designed and implemented controls over our internal control risk assessment process to identify and assess risk and implement or enhance controls to mitigate those risks.
•We have redesigned and implemented our information technology (“IT”) general controls, including logical access controls and program change controls, and hired additional IT personnel.
•We have redesigned and implemented our controls related to the assessment of service organizations and segregation of duties.
•We designed and implemented control enhancements to evaluate the technical accounting aspects of material transactions.
•We designed and implemented control enhancements across certain business process-level controls, including the information used in the operation of the control.
•We engaged third-party consultants to assist management in evaluating the design and performing operating effectiveness testing of certain internal controls over financial reporting.
We will consider the material weaknesses to be remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, as we continue to monitor the effectiveness of our internal control over financial reporting, we may implement additional internal control changes as we deem necessary.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the evaluation that occurred during our quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors
We are supplementing the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 10-K and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“Q2 2024 10-Q”) to include the following risk factor, which should be read in conjunction with the other risk factors presented in our 2023 10-K and Q2 2024 10-Q.
We have failed to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
On September 24, 2024, we received a written notice from the staff of the Listing Qualifications Department of Nasdaq that for 30 consecutive business days from August 9, 2024 to September 23, 2024, the closing bid price of our common stock listed on the Nasdaq Global Market was below $1.00 and no longer meets the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rules 5450(a)(1), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The staff also notified us that for 30 consecutive business days from August 8, 2024 to September 23, 2024 our Market Value of Listed Securities (“MVLS”) was below the $50,000,000 minimum required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notice had no immediate effect on the listing or trading of our common stock.
In accordance with Nasdaq Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), we have a period of 180 calendar days or until March 24, 2025, to regain compliance with the Minimum Bid Price Requirement and the MVLS Requirement or we will receive written notification that our securities are subject to delisting. We are considering options to resolve the non-compliance with the Minimum Bid Price Requirement and MVLS Requirement. However, there can be no assurance that we will regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline.
In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)None.
(b)None.
(c)On September 5, 2024, David Cane, our Chief Customer Officer, adopted a 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 99,328 shares of common stock. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading plan is until December 12, 2025, or earlier if all transactions under the trading plan are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 6.    Exhibits
(a)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Wag! Group Co.	8-K	3.1	5/29/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.5	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.6	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other signatories thereto	8-K	10.3, 10.4, 10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022

10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Underwriting Agreement dated July 17, 2024	8-K	1.1	7/17/2024
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 13, 2024

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 13, 2024