Form 10-K
period 2024-12-31
Wag! Group Co.
filed 2025-03-24
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.5 million based upon the last reported sales price for such date on the Nasdaq Global Market.
There were 50,733,823 shares of common stock outstanding as of March 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

(1)    We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address: IR@wagwalking.com.

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
Wag! exists to make pet ownership possible and to bring joy to pets and those who love them. We are committed to maximizing the happiness of pets and Pet Parents alike. Your furry family member deserves the best, and that is what we strive to deliver every day through thoughtful innovation delivered through our technologies. Our platform aims to disrupt the traditional pet care and wellness industry with technology that enables Pet Parents to manage the health and well-being of their furry family member seamlessly and efficiently.
Our Business
Our company was founded in 2014, born from a passion for the well-being of pets and an entrepreneurial spirit focused on making pet parenthood easier so that pets and their owners can share a fulfilling life full of joyful moments. Wag! develops and supports a proprietary marketplace technology platform available as a website and mobile app (“platform” or “marketplace”) that enables independent Pet Caregivers and vendors to connect with Pet Parents. We built a platform where Pet Parents can find Pet Caregivers who want to earn extra income, together with a marketplace of service providers and vendors who are able to provide support for pets. We believe that these connections not only enable better care for pets, but also create joy for both parties, and so we sought to radically simplify the logistics of pet care. Beyond providing key services to premium Pet Parents, Wag! expanded its reach to become the “button on the phone for the paw.” Wag! is a key player in the pet wellness market via the management and operation of Petted.com, a pet insurance comparison service and marketplace, as well as through the acquisition of Furmacy, Inc. (“Furmacy”) which builds innovative prescription management and digital e-prescribing software for our business-to-business (“B2B”) partners in the veterinary space. We have experienced strong growth, increasing annual revenue by over 251% from 2021 to 2024. Additionally, at the start of 2023, Wag! expanded into the $63 billion pet food and treat market by acquiring Dog Food Advisor, one of the most visited and trusted dog food marketplaces in the US. Wag! believes that the addition of Dog Food Advisor will unlock tremendous value and insights for recurring and new customers alike; those to whom we already provide an innovative marketplace experience in the wellness space and longtime customers who rely on Dog Food Advisor for expert advice.
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
With over 500,000 Pet Caregivers approved, our network of caregivers enables us to facilitate connections between pet, parent, and caregiver to best meet the unique needs and preferences of all members of the community. Our results speak for themselves — Pet Parents love Wag!. Based on internal reporting, from inception through February 2025, Pet Parents have written over 12 million reviews, more than 96% of which have earned five stars. As a Company which understands the walking business, our Pet Caregivers having walked over 14 million miles on foot since our inception, we know that the experience is a two-way street.
We believe the demand for high-quality, personalized pet care exceeds the existing market due to the increase in pet adoption and return to office policies being implemented. Beyond the pet service sector of the addressable market, untapped potential coupled with the continued trend of the humanization of pets may lead to a spike in the pet insurance space. According to an industry report released by the North American Pet Health Insurance Association, there was an increase of approximately 17% from 2022 to 2023 of insured pets in North America. While this growth is exciting for Wag!, over 155 million pets in the United States still remain uninsured; leaving approximately 97% of pets in the United States as potential entrants into the market.
We are committed to improving the quality of life for all pets. To give back to our communities, we donate a portion of the proceeds from each walk to local shelters. From our inception, we have donated over 18 million meals to pets in need through our partnership with the Greater Good Rescue Bank Program. We have also partnered with various pet rescue organizations both large and small across the United States, including pet adoption activation events.

In 2024, we derived revenue from the following distinct streams: (1) service fees charged to Pet Caregivers; (2) subscription fees for Wag! Premium and other fees paid by Pet Parents; (3) registration fees paid by Pet Caregivers to join and be listed on our platform; (4) wellness revenue through affiliate fees, prescription and over-the-counter sales; and (5) affiliate fees paid by third-party service partners based on ‘revenue-per-action’ or conversion activity due to the acquisition of Dog Food Advisor. Beginning in 2025, we expect to recognize additional revenue in the veterinary space pursuant to the implementation of our prescription management software with our B2B partners.
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
To achieve these goals, we intend to continue to grow our business by pursuing the following key strategies:
•Accelerate growth in existing markets. We believe that immense growth remains within our existing offerings and geographies. With over 95% of the U.S. population having access to Wag!, as of December 2024, approximately 445,000 platform participants transacted on the Wag! platform for at least one service in the fourth quarter of 2024. One of the main drivers of our brand is word-of-mouth growth in local markets. We have over 500,000 Pet Caregivers approved throughout North America and we plan to continue to increase bookings and services.
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
Our Market Opportunity
The total U.S. market for pet spending was $147.0 billion in 2023, including pet food and treats, veterinary care and product sales, pet supplies, and other non-medical services, according to the American Pet Products Association (“APPA”). This is an increase of 7% from the previous year, driven largely by the COVID-19 pandemic spike in pet population. The APPA breaks down the pet industry into four categories: (1) Pet Food & Treats; (2) Supplies, Live Animals & OTC Medicine; (3) Vet Care & Product Sales; and (4) Other Services (inclusive of insurance). Wag! enters into 2024 with product offerings in three of the aforementioned four markets; anchored by our premium subscription service Wag! Premium, which spans across market lines.
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
By offering Pet Parents the opportunity to consult a licensed pet expert 24/7, obtain pet wellness plans, and compare pet insurance plans, Wag! has made progress in diversifying the total addressable market (“TAM”) and unlocking new spending in pet wellness.
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
During the year ended December 31, 2024, three customers accounted for in aggregate approximately 38% of total revenues. For a discussion of risks related to customer concentration, see “Risk Factors — We are substantially dependent on revenues from a small number of customers. The loss of or decrease in revenue from any one of these customers would materially adversely affect our business, results of operations, and financial condition.” and Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
•Service offerings. Our platform offers access to many of the pet services across the spectrum of the pet services categories: (1) Pet Food & Treats, (2) Supplies, Live Animals & Over-the-Counter Medicine, (3) Vet Care & Product Sales, and (4) Other Services.
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
•High-quality pet service. With over 12 million Pet Parent reviews, more than 96% of which have earned five stars, we are a leader in the industry for quality.
•Strong Pet Parent loyalty and word-of-mouth. Our continuous strength in facilitating connections between pet, parent, and Pet Caregiver translates directly into advantages in our ability to retain Pet Parents.
•Premier online destination for pet services. According to recent industry surveys conducted by Similarweb.com, Wag! was one of the top three online pets and animals websites in the United States in the fourth quarter of 2024 with more than 5 million monthly visitors.
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
Marketing
Our marketing strategy is focused on attracting Pet Parents, Pet Caregivers, and pet service providers, to our marketplace. We depend on paid marketing, organic marketing and brand marketing strategies, along with creating virality and word-of-mouth acquisition through our product experience. Through our blog, “The Daily Wag!,” we attract new users to our marketplace. Wag! is top-ranking in both the Travel and Local (Google Play) and Travel (iOS) categories for key search terms through App Store optimization and strong consumer rankings and reviews. In addition, our website saw more than five million visitors per month from direct or unpaid traffic sources in 2024, the majority of which came from our search engine optimization efforts.
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

Human Capital Resources
As of December 31, 2024, we had 64 employees. The breakout of employees by department as of December 31, 2024 is as follows:
Run, Dig, Play & Catch
In 2024, as Wag!'s technology platform and overall business grew, we leaned on our values of “Run, Dig, Play and Catch” to help support employees and the Wag! Community. We continued our remote-first hybrid workplace strategy to provide employees with the flexibility for any caregiving responsibilities including for dependents or other family members. This meant creating and fostering an open and accepting work environment where leaders and managers supported flexible work schedules, paid family leave and/or paid time off. For those employees seeking community and social engagement, we hosted virtual and in-person events. Wag! also provides 360 feedback and role growth opportunities as part of our twice-yearly performance management program to assist employees with development. We integrate the aforementioned Wag! values into the performance management and feedback process to help recognize not only those who perform, but also to recognize and celebrate those who exhibit our values and contribute to the culture.
Safety
Safety will always be Wag!'s top priority, and in 2024 we maintained an encouraged, yet fully optional, in-person work policy. We believe that our employees can excel and be productive wherever they choose to work, but recognize that certain employees seek to be around their co-workers and spend some time in the office. In order to attract and retain high performing employees while also being as inclusive as we can, we believe a remote-first hybrid approach to work is the best fit for our business, culture, and team. Our hybrid work policy allows employees and teams to select the work mode that best fits their personal needs. We do not anticipate any full-time in-person work requirements for our employees. In 2024, the sustainability of our working environment and employee well-being also remained a key priority. We retained our expanded sick and leave policies that were established in 2020, as well as periodic company-wide half-day Fridays to supplement Wag!'s paid time off policies.
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

Furthermore, we are focused on employee engagement, which studies have shown is linked with high performance, retention, innovation, and growth. We also believe this helps us evaluate the effectiveness and inclusivity of our employment programs, practices and policies. Our employees have chosen to work at Wag! because they believe in our action-oriented, values-based, and purpose-driven work culture. In March 2024, Wag! conducted an engagement survey of all employees. 87% of employees submitted a response, and 79% of respondents reported favorable employee engagement, ahead of industry peers in the New Tech category according to research done by Culture Amp.
Workforce Metrics
We aim for our marketplace, products and services to be enjoyed by the whole community of Pet Parents and Pet Caregivers. We are committed to transparent reporting on our workforce. All metrics below are as of December 31 of the stated year. Overall metrics include all employees. Leadership is defined as Director level employees and above.
Our Board of Directors (the “Board”) and Management are committed to seeking out qualified director candidates to include in the pool from which nominees are chosen.
Race and Ethnicity Metrics

	Board		Leadership		Non-Leadership
	2024	2023	2024	2023	2024	2023
American Indian or Alaska Native	—%	—%	—%	—%	2%	2%
Asian	33%	33%	11%	9%	18%	14%
Black or African American	17%	17%	5%	5%	7%	8%
Hispanic or Latino	—%	—%	—%	—%	18%	19%
Two or More Races	—%	—%	—%	5%	6%	8%
White	50%	50%	84%	81%	49%	49%

Age Metrics (excluding Board Members)

	2024	2023
24 years and younger	—%	1%
25-29 years	9%	15%
30-34 years	38%	37%
35-39 years	16%	11%
40-49 years	23%	25%
50+ years	14%	11%
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
As of December 31, 2024, we hold 11 registered trademarks in the United States. In addition, we have registered domain names for websites that we use in our business, such as www.wagwalking.com and other variations. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We also utilize third-party content, software, technology and intellectual property in connection with our business.
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

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business and industry, risks relating to information technology, intellectual property, cybersecurity and privacy, risks relating to legal, regulatory, accounting and tax matters, risks relating to our indebtedness and liquidity and risks relating to ownership of our common stock, which are discussed more fully below. This risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•The businesses and industries in which we operate are highly competitive and we may be unable to compete successfully with our current or future competitors;
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
•Actions by Pet Caregivers or Pet Parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, business, operating results and financial conditions;
•We need to obtain additional financing and/or refinance our existing indebtedness, which has caused management to determine that there is substantial doubt regarding our ability to continue as a going concern;
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
•We have been subject to cybersecurity attacks in the past and may be the target of future attacks. Any actual or perceived breach of security or cybersecurity incident or privacy or data protection breach or violation, including via cyberattacks, data breaches, hacks, ransomware attacks, data loss, unauthorized access to or use of data (including personal information) and other breaches of our information technology systems, could interrupt our operations, harm our brand, and adversely affect our reputation, business, financial condition, and operating results;
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
•Our management team has limited experience operating a public company; and
•We have failed to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
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
We incurred net losses of $17.6 million, $13.3 million, and $38.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $179.3 million and $161.7 million, respectively. As a result of the COVID-19 pandemic, our monthly revenues declined rapidly after March 2020. Historically, we have invested significantly in efforts to grow our Pet Parent and Pet Caregiver network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, hired additional employees, and enhanced the platform. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected.

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
A small number of customers make up a large portion of our total revenues. For example, for the fiscal year ended December 31, 2024, three customers from Wag! Wellness accounted for an aggregate of 38% of total revenues. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenue from existing major customers, with revenue from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenue from, or loss of, one or more of these customers could harm our business, operating results, financial condition, and cash flows.

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
In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we moved to a hybrid workplace setup. However there is no requirement for employees to go to the office every day at this time nor any plans for such a requirement in the immediate future. We are positioned to leverage technology for employees and teams to work from home and accomplish their work without going into the office.

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

We need to obtain additional financing and/or refinance our existing indebtedness, which has caused management to determine that there is substantial doubt regarding our ability to continue as a going concern.
We need to obtain additional financing and/or refinance our existing indebtedness to meet our working capital needs and execute our business plan. As of December 31, 2024, we had cash and cash equivalents of approximately $5.6 million and accounts receivable, net of $6.6 million, and the amount outstanding under our debt obligations was $20.2 million, of which $19.9 million and $0.3 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the year ended December 31, 2024, net loss was $17.6 million and net cash used in operating activities was $7.0 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. Due to our projected cash needs (which includes amounts due under the Financing Agreement) combined with our current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. To alleviate these conditions, we completed a registered public offering of common stock in July 2024 for net proceeds of approximately $8.6 million and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that we will be able to complete the refinancing. In addition, to grow our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies.

We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We cannot provide any assurance that we will be able to raise additional capital. If we are able to raise additional capital, we may not be able to obtain such financing on terms favorable to us. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences, and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors. In addition, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The inclusion of this going concern explanatory paragraph may make it more difficult for us to secure financing on terms acceptable to us, if at all, and likely may adversely affect the terms of any financing that we may obtain. If we are unable to obtain adequate capital resources to fund our operations and/or refinance our existing indebtedness, we may be required to delay, scale back or eliminate some or all of our plan of operations, which would materially adversely affect our business, financial condition, and operating results.
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
We are subject to income taxes and non-income taxes in various U.S. jurisdictions, and such tax laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state and local tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In particular, such tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. Further, even in jurisdictions where we are collecting taxes and remitting such taxes to the appropriate authorities, we have failed and in the future may fail to accurately calculate, collect, report, and remit such taxes. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage Pet Parents and Pet Caregivers from utilizing our offerings, or could otherwise harm our business, financial condition, and operating results. We are currently subject to audits by taxing authorities and other forms of investigation, audit, or inquiry conducted by federal, state, or local governmental agencies. We are also subject to routine IRS audits, including those regarding 1099 Statements. As of December 31, 2024, management did not believe that the outcome of pending matters would have a material adverse effect on our financial position, results of operations, or cash flows. For more information, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $229.6 million and $189.9 million, respectively. The federal net operating loss carryforwards generated as of December 31, 2017 of $24.4 million will expire in 2037, while $205.2 million federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jumpstart Our Business Startups Act (“JOBS Act”), but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. We have incurred net losses since inception. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced ownership changes in the past, and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, even if we achieve profitability.
Risks Related to Our Indebtedness
A definitive financing agreement with Blue Torch is secured by substantially all of our assets and the assets of our subsidiaries, and in the occurrence of an event of default, Blue Torch may be able to foreclose on all or some of these assets which would materially harm our business, financial condition and results of operations.
We entered into a definitive financing agreement with Blue Torch for a senior secured loan in the amount of $32.2 million (the “Financing Agreement”) in connection with the closing of the merger by and among Wag Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corp., and CHW Merger Sub Inc., on August 9, 2022 (“Business Combination”). See Note 1, Organization and Description of Business, to the Consolidated Financial Statements below for a further description of the Business Combination. The Financing Agreement is secured by substantially all of our assets and the assets of our subsidiaries (collectively, the “Credit Parties”), including the Credit Parties’ intellectual property and equity interests in the Credit Parties’ subsidiaries, subject to customary exceptions. Additionally, the definitive documentation for the Financing Agreement states that if the Credit Parties default on their payment or performance obligations in respect of the loan or fail to maintain certain levels of minimum revenue and minimum liquidity, Blue Torch will be able to foreclose on all or some of the Credit Parties’ assets that are collateral for the Financing Agreement, which would materially harm the Credit Parties’ business, financial condition and results of operations and our securities could be rendered worthless. In addition, the Financing Agreement includes cross-default or cross-acceleration provisions that could result in the loan being accelerated and/or terminated if an event of default or acceleration of maturity occurs under our Paycheck Protection Program loan (the “PPP Loan”).
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
Our ability to meet our payment obligations under our debt facilities, including a principal amount of $19.1 million of obligations to Blue Torch that matures in August 2025, depends on our ability to generate significant cash flows or obtain external financing in the future. This ability, to some extent, is subject to market, economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, issue stock, reduce or delay capital investments, or seek to raise additional capital. If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or if we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We rely in part upon the stable performance of our servers, networks, IT infrastructure and data processing systems for provision of our products and services and we rely upon certain third parties to host our platform, to support our operations, and to provide software or features for our platform. For example, we currently use Amazon Web Services (“AWS”) to host our platform and support our operations and we rely on Google Maps and Apple Maps for maps and location data for functionality on our platform. If the third parties we rely upon cease to provide access to the third-party services or software that we, Pet Parents, and Pet Caregivers use, cease providing access to such services or software on terms that we believe to be attractive or reasonable, or stop providing the most current version of such services or software, or make such software or services incompatible with our platform, we may be required to seek comparable services or software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
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
In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting, which still existed as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
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
The exercise price for our warrants is $11.50 per share (subject to adjustment as described herein), which exceeds the market price of our common stock, which was $0.25 per share based on the closing price on the Nasdaq on March 13, 2025. If all of our Warrants were exercised in full for cash, we would receive an aggregate of approximately $210.4 million. We believe it is unlikely that the warrant holders will exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out-of-the money. There can be no assurance that the Warrants will ever be in the money prior to their expiration in 2027 and, as such, may expire worthless.
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
On September 24, 2024, we received a written notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) that for 30 consecutive business days from August 9, 2024 to September 23, 2024, the closing bid price of our common stock listed on the Nasdaq Global Market was below $1.00 and no longer meets the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rules 5450(a)(1), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The staff also notified us that for 30 consecutive business days from August 8, 2024 to September 23, 2024 our Market Value of Listed Securities (“MVLS”) was below the $50,000,000 minimum required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notice had no immediate effect on the listing or trading of our common stock. On January 14, 2025, we received a written notice the Staff that for 30 consecutive business days from November 13, 2024 to January 13, 2025, the Company’s Market Value of Publicly Held Securities (“MVPHS”) was below the $15,000,000 required for continued listing on the Global Market (the “MVPHS Requirement”) under Nasdaq Listing Rule 5450(b)(2)(C).

In accordance with Nasdaq Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), we have a period of 180 calendar days, or until March 24, 2025, to regain compliance with the Minimum Bid Price Requirement and the MVLS Requirement. In accordance with Nasdaq Listing Rules 5810(c)(3)(D), we have a period of 180 calendar days, or until July 14, 2025, to regain compliance with the MVPHS Requirement. If we do not regain compliance with these requirements, we will receive written notification that our securities are subject to delisting. There can be no assurance that we will regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.
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
Item 2.    Properties
We are a remote-first company, meaning that our employees work remotely. Substantially all of our executive team meetings are held virtually, with meetings occasionally held in-person at locations that are not our offices. We hold all of our stockholder meetings virtually. As a result of this strategy, we do not maintain a corporate headquarters or principal executive offices.
We hold a lease for office space in San Francisco, California pursuant to a lease agreement that expires in February 2026. We also hold a lease for office space in Phoenix, Arizona pursuant to a lease agreement that expires in November 2028.
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
Holders
As of the close of business on March 13, 2025, there were 293 holders of record of our common stock and 6 holders of record of our public warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Interest Expense, Net
Interest expense, net consists primarily of interest incurred on debt and interest earned on our cash and cash equivalents.

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

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Platform Participants (as of period end)	445	600	(25.8)%
Revenues	$70,507	$83,916	(16.0)%
Net loss	$(17,568)	$(13,317)	31.9%
Net loss margin	(24.9)%	(15.9)%
Net cash used in operating activities	$(7,003)	$(6,465)	8.3%
Adjusted EBITDA (loss)(1)	$(1,099)	$722	*
Adjusted EBITDA (loss) margin(1)	(1.6)%	0.9%

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

The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(17,568)	$(13,317)
Interest expense, net	5,841	6,510
Income taxes	163	93
Depreciation and amortization	2,360	1,673
Stock-based compensation	6,586	4,712
Integration and transaction costs associated with acquired business	—	189
Severance costs	289	199
Legal settlement	50	663
Loss on extinguishment of debt	1,180	—
Adjusted EBITDA (loss)	$(1,099)	$722
Revenues	$70,507	$83,916
Adjusted EBITDA (loss) margin	(1.6)%	0.9%
Comparison of the Year Ended December 31, 2024 and 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Revenues	$70,507	$83,916	(16.0)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,286	5,477	(3.5)%
Platform operations and support	10,709	12,475	(14.2)%
Sales and marketing	45,939	50,523	(9.1)%
Royalty	—	1,791	(100.0)%
General and administrative	16,597	19,223	(13.7)%
Depreciation and amortization	2,360	1,673	41.1%
Total costs and expenses	80,891	91,162	(11.3)%
Interest expense	6,215	7,417	(16.2)%
Interest income	(374)	(907)	(58.8)%
Loss on extinguishment of debt	1,180	—	100.0%
Other expense, net	—	21	(100.0)%
Loss before income taxes and equity in net earnings of affiliate	(17,405)	(13,777)	26.3%
Income taxes	163	93	75.3%
Equity in net earnings of equity method investment(1)	—	553	(100.0)%
Net loss	$(17,568)	$(13,317)	31.9%

(1)    See the Equity Method Investment section of Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information.

Revenues
Revenues decreased by $13.4 million, or approximately 16.0%, from $83.9 million for the year ended December 31, 2023 to $70.5 million for the year ended December 31, 2024. The decrease was primarily attributable to a $2.8 million decrease in Services revenue, a $10.3 million decrease in Wellness revenue, and a $0.4 million decrease in Pet Food & Treats revenue as a result of a 25.8% decrease in Platform Participants year-over-year and decreased revenue-per-action conversion activity.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, decreased by $0.2 million, or approximately 3.5%, from $5.5 million for the year ended December 31, 2023 to $5.3 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in payment processing fees as a result of lower Services revenue.
Platform Operations and Support
Platform operations and support expenses decreased by $1.8 million, or approximately 14.2%, from $12.5 million for the year ended December 31, 2023 to $10.7 million for the year ended December 31, 2024. The decrease was primarily attributable to a $2.2 million decrease in personnel costs and a $0.2 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.7 million increase in professional services.
Sales and Marketing
Sales and marketing expenses decreased by $4.6 million, or approximately 9.1%, from $50.5 million for the year ended December 31, 2023 to $45.9 million for the year ended December 31, 2024. The decrease was primarily attributable to a $4.3 million decrease in personnel costs, a $0.2 million decrease in investing in new and expanding existing partnerships related to our Wellness offerings, and a $0.2 million decrease in professional services.
Royalty
Royalty expenses were $1.8 million for the year ended December 31, 2023. These expenses represent fees paid by us to be the exclusive marketer of certain pet insurance products.
General and Administrative
General and administrative expenses decreased by $2.6 million, or approximately 13.7%, from $19.2 million for the year ended December 31, 2023 to $16.6 million for the year ended December 31, 2024. The decrease was primarily attributable to a $1.1 million decrease in personnel costs, a $0.9 million decrease in business licenses, fees, and permits, a $0.4 million decrease in legal settlements, and a $0.2 million decrease in professional services.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.7 million, or approximately 41.1%, from $1.7 million for the year ended December 31, 2023 to $2.4 million for the year ended December 31, 2024. The increase was primarily attributable to the acquisitions of WoofWoofTV in 2023 and the related amortization of acquired intangible assets.
Interest Expense, Net
Interest expense, net was as follows:

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Interest expense	$6,215	$7,417	(16.2)%
Interest income	(374)	(907)	(58.8)%
Interest expense, net	$5,841	$6,510	(10.3)%

Interest expense, net decreased by $0.7 million, or approximately 10.3%, from $6.5 million for the year ended December 31, 2023 to $5.8 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement, partially offset by a decrease in interest income as a result of a decrease in our cash and cash equivalents.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. In July 2024, we issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million. As of December 31, 2024, we had cash and cash equivalents of $5.6 million.
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
As of December 31, 2024, we had cash and cash equivalents of approximately $5.6 million and accounts receivable, net of $6.6 million, and the amount outstanding under our debt obligations was $20.2 million, of which $19.9 million and $0.3 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the year ended December 31, 2024, net loss was $17.6 million and net cash used in operating activities was $7.0 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, we completed a registered public offering of common stock in July 2024 for net proceeds of approximately $8.6 million (See Note 10, Stockholders’ Equity (Deficit), for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that we will be able to complete the refinancing as it is ultimately outside of our control.
Due to our projected cash needs (which includes amounts due under the Financing Agreement) combined with our current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We may seek additional equity or debt financing. See the section titled “Risk Factors — Risk Related to our Operations — We need to obtain additional financing and/or refinance our existing indebtedness, which has caused management to determine that there is substantial doubt regarding our ability to continue as a going concern.” within Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	% Change
	(in thousands, except percentages)
Net cash used in:
Operating activities	$(7,003)	$(6,465)	8.3%
Investing activities	(1,960)	(12,261)	(84.0)%
Financing activities	(3,730)	(1,917)	94.6%
Net change in cash and cash equivalents	$(12,693)	$(20,643)	(38.5)%
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $7.0 million, an increase of $0.5 million from $6.5 million for the year ended December 31, 2023. The increase in net cash used in operating activities was primarily due to $0.3 million of unfavorable changes in operating assets and liabilities, partially offset by a $0.3 million increase in net loss excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows. The $0.3 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities, partially offset by favorable changes in accounts receivable and prepaid expenses and other current assets. The $0.3 million increase in net loss excluding non-cash and reconciling items was primarily driven by lower revenues, partially offset by lower costs and expenses and favorable changes in non-cash and reconciling items including stock-based compensation, loss on extinguishment of debt, and depreciation and amortization.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $2.0 million, a decrease of $10.3 million from $12.3 million for the year ended December 31, 2023. The decrease was primarily due to a $10.3 million decrease in cash paid for acquisitions, net of cash acquired and a $1.5 million decrease in cash paid for equity method investments, partially offset by a $1.5 million increase in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $3.7 million, an increase of $1.8 million from $1.9 million for the year ended December 31, 2023. The increase was primarily due to a $10.5 million increase in repayment of debt, partially offset by a $8.6 million increase in proceeds from the July 2024 registered public offering of common stock, net of issuance costs.
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of December 31, 2024, the amount outstanding under the PPP Loan was $0.3 million.
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
The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2024 and 2023.

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
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wag! Group Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wag! Group Co. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient resources for its projected cash needs which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 24, 2025
We have served as the Company’s auditor since 2023.

WAG! GROUP CO.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,630	$18,323
Accounts receivable, net	6,580	10,023
Prepaid expenses and other current assets	2,855	3,428
Total current assets	15,065	31,774
Property and equipment, net	2,172	347
Operating lease right-of-use assets	737	1,045
Intangible assets, net	6,766	8,828
Goodwill	4,646	4,646
Other assets	52	57
Total assets	$29,438	$46,697
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,169	$9,919
Accrued expenses and other current liabilities	2,496	4,015
Deferred revenue	1,432	1,781
Deferred purchase consideration – current portion	—	547
Operating lease liabilities – current portion	406	386
Notes payable – current portion, net of debt discount and warrant allocation of $1,267 as of December 31, 2024	18,960	1,751
Total current liabilities	29,463	18,399
Operating lease liabilities – non-current portion	464	816
Notes payable – non-current portion, net of debt discount and warrant allocation of $4,563 as of December 31, 2023	—	25,664
Other non-current liabilities	—	172
Total liabilities	29,927	45,051
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 110,000 shares authorized as of both December 31, 2024 and December 31, 2023; 50,261 and 39,597 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	178,809	163,376
Accumulated deficit	(179,302)	(161,734)
Total stockholders’ equity (deficit)	(489)	1,646
Total liabilities and stockholders’ equity (deficit)	$29,438	$46,697
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Revenues	$70,507	$83,916
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,286	5,477
Platform operations and support	10,709	12,475
Sales and marketing	45,939	50,523
Royalty	—	1,791
General and administrative	16,597	19,223
Depreciation and amortization	2,360	1,673
Total costs and expenses	80,891	91,162
Interest expense	6,215	7,417
Interest income	(374)	(907)
Loss on extinguishment of debt	1,180	—
Other expense, net	—	21
Loss before income taxes and equity in net earnings of equity method investment	(17,405)	(13,777)
Income taxes	163	93
Equity in net earnings of equity method investment	—	553
Net loss	$(17,568)	$(13,317)
Loss per share, basic and diluted	$(0.39)	$(0.35)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	44,719	38,402
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	3,211	—	114		114
Stock-based compensation			6,749		6,749
Shares related to acquisition indemnification holdback	46	—	—		—
Issuance of common stock upon registered public offering, net of issuance costs	7,407	—	8,570		8,570
Net loss				(17,568)	(17,568)
Balance as of December 31, 2024	50,261	$4	$178,809	$(179,302)	$(489)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands)
Balance as of December 31, 2022	36,849	$4	$158,335	$(148,417)	$9,922
Issuance of common stock from exercise of stock options and vesting of restricted stock units	2,699	—	104		104
Stock-based compensation			4,712		4,712
Shares issued for acquisition	49		225		225
Net loss				(13,317)	(13,317)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash flow from operating activities:
Net loss	$(17,568)	$(13,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,586	4,712
Non-cash interest expense	2,232	2,506
Depreciation and amortization	2,360	1,673
Reduction in carrying amount of operating lease right-of-use assets	308	333
Equity in net earnings of equity method investments	—	(553)
Loss on extinguishment of debt	1,180	—
Other	—	12
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	3,443	(4,083)
Prepaid expenses and other current assets	573	(395)
Other assets	5	7
Accounts payable	(3,750)	3,995
Accrued expenses and other current liabilities	(1,519)	(841)
Deferred revenue	(349)	(478)
Operating lease liabilities	(332)	(208)
Other non-current liabilities	(172)	172
Net cash used in operating activities	(7,003)	(6,465)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(128)	(10,430)
Cash paid for equity method investment	—	(1,470)
Purchase of property and equipment	(1,832)	(361)
Net cash used in investing activities	(1,960)	(12,261)
Cash flows from financing activities:
Repayment of debt	(11,752)	(1,264)
Debt prepayment penalty	(100)	—
Proceeds from exercises of stock options	114	104
Proceeds from registered public offering of common stock, net of issuance costs	8,570	—
Other	(562)	(757)
Net cash used in financing activities	(3,730)	(1,917)
Net change in cash and cash equivalents	(12,693)	(20,643)
Cash and cash equivalents, beginning of period	18,323	38,966
Cash and cash equivalents, end of period	$5,630	$18,323
Supplemental disclosures of cash flow information:
Interest paid	$4,103	$4,982
Income taxes paid	$—	$40
Noncash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$163	$—
See the accompanying notes to consolidated financial statements.

WAG! GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
On February 2, 2022, Wag Labs, Inc. (“Legacy Wag!”) entered into a merger agreement (the “CHW Business Combination Agreement”) with CHW Acquisition Corporation (“CHW”) and CHW Merger Sub, Inc. (“Merger Sub”). The transactions contemplated by the terms of the CHW Business Combination Agreement (collectively the “CHW Business Combination”) were completed on August 9, 2022 (the “Closing Date” or “Merger Date”), in conjunction with which CHW changed its name to Wag! Group Co. (hereafter referred to, collectively with its subsidiaries, as “Wag!”, the “Company”, “we”, “us” or “our”). Refer to Note 3, Business Combination with CHW, for more information regarding the Merger.
Wag! is incorporated in Delaware and operates with a remote-first model. The Company develops and supports proprietary marketplace technologies available as a website and mobile app (“platform” or “marketplace”) that enable Pet Parents (also referred to as “end user(s)”) to connect with independent pet caregivers (“PCGs”) and third-party service and product partners to obtain pet services and products, including pet walking, sitting, boarding, pet insurance comparison, and food and treats. The Company operates in the United States.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Out of Period Correction
The Company recorded an out of period adjustment to correct an immaterial error, recognizing Wellness revenue of $0.5 million in the fourth quarter of 2024 relating to revenue earned during the third quarter of 2024. This misstatement did not have an impact on annual results during 2024.
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
As of December 31, 2024, the Company had cash and cash equivalents of approximately $5.6 million and accounts receivable, net of $6.6 million, and the amount outstanding under its debt obligations was $20.2 million, of which $19.9 million and $0.3 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the year ended December 31, 2024, net loss was $17.6 million and net cash used in operating activities was $7.0 million. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, the Company completed a registered public offering of common stock in July 2024 for net proceeds of approximately $8.6 million (See Note 10, Stockholders’ Equity (Deficit), for more information) and management is actively engaged in discussions to refinance the Financing Agreement. However, there can be no assurance that the Company will be able to complete the refinancing as it is ultimately outside of the control of the Company.

Due to the Company’s projected cash needs (which includes amounts due under the Financing Agreement) combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. This also means that the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above, which could be material.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted earnings per share (“EPS”) calculation for convertible instruments. It requires that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method is required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance during the first quarter of 2024 did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance during the fourth quarter of 2024 did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the Segment Reporting section of Note 2, Significant Accounting Policies, to its consolidated financial statements.

New Accounting Pronouncements
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
Accounts Receivable, Net
Accounts receivable, net consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for estimated credit losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for credit losses was immaterial as of December 31, 2024 and 2023.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Property and equipment, at cost:
Equipment	$255	$240
Internal-use software	2,742	762
Total property and equipment, at cost	2,997	1,002
Less: accumulated depreciation and amortization	(825)	(655)
Property and equipment, net	$2,172	$347
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
Depreciation of equipment and amortization of internal-use software is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Depreciation and amortization expense of property and equipment was $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a quantitative assessment during the fourth quarter of 2024 and determined that the fair value of its single reporting unit was in excess of its carrying value as of the valuation date. As such, no impairment to goodwill was recorded during the year ended December 31, 2024.
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
The Company recognizes breakage revenue based on historical redemption patterns. Breakage revenue was not material for the years ended December 31, 2024 and 2023.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, recognition of the tangible and intangible assets acquired and liabilities assumed at estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. After the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2024 and 2023, the carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity; as such, the carrying value of the Company’s debt, excluding the disclosed amount of debt discount and warrant allocation, approximated its fair value.
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
Concentration Risks
Significant customers are those which represent more than 10% of the Company’s total revenues for the period or accounts receivable balance as of the period end date. During the year ended December 31, 2024, the Company had three customers that accounted for 10% or more of total revenues. These customers each represented $10.8 million, $9.1 million, and $6.8 million of total revenues for the year ended December 31, 2024, and in aggregate, accounted for 38% of the Company’s total revenues for the year ended December 31, 2024. As of December 31, 2024, the Company had three customers that accounted for 10% or more of accounts receivable, and in aggregate, accounted for 42% of the Company’s total accounts receivable as of December 31, 2024.
During the year ended December 31, 2023, the Company had two customers that accounted for 10% or more of total revenues. These customers each represented $16.5 million and $13.5 million of total revenues for the year ended December 31, 2023, and in aggregate, accounted for 36% of the Company’s total revenues for the year ended December 31, 2023. As of December 31, 2023, the Company had three customers that accounted for 10% or more of accounts receivable, and in aggregate, accounted for 58% of the Company’s total accounts receivable as of December 31, 2023.
Based on the nature of third-party partners, together with historical collection patterns, the Company does not anticipate any collectability issues with these receivables and closely monitors the outstanding receivables for payment within agreed-upon time periods.
Segment Reporting
The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who regularly reviews financial information on a consolidated basis to make decisions about resource allocation and assess its performance. As such, the Company determined that it operates as a single operating and reportable segment.
The CODM assesses performance and decides how to allocate resources using net loss as reported within the Company’s consolidated statements of operations. Net loss is used by the CODM to monitor budget versus actual results as well as to identify underlying trends in the performance of the business. The CODM does not review asset information.
The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenues	$70,507	$83,916
Sales and marketing	(45,939)	(50,523)
Other segment items(1)	(42,136)	(46,710)
Net loss	$(17,568)	$(13,317)

(1)    Other segment items include cost of revenues (exclusive of depreciation and amortization), platform operations and support, royalty, general and administrative, depreciation and amortization, interest expense, interest income, other expense, net, income taxes, and equity in net earnings of equity method investment as reported within the Company’s consolidated statements of operations.

3. Business Combination with CHW
On February 2, 2022, Legacy Wag! entered into the CHW Business Combination Agreement with CHW and Merger Sub. The CHW Business Combination was completed on August 9, 2022, in conjunction with which CHW changed its name to Wag!. The separate corporate existence of Merger Sub ceased and Legacy Wag! survived the merger and became a wholly-owned subsidiary of Wag!.

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
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$2,256	$—	$—	$2,256
Total cash equivalents	2,256	—	—	2,256
Total assets at fair value	$2,256	$—	$—	$2,256

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,388	$—	$—	$11,388
Total cash equivalents	11,388	—	—	11,388
Total assets at fair value	$11,388	$—	$—	$11,388
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of December 31, 2024 and 2023, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
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
Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Lease cost:
Fixed operating lease cost	$390	$399
Short-term lease cost	4	—
Variable lease cost(1)	20	8
Total lease cost	$414	$407

(1)    Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
As of December 31, 2024, maturities of operating lease liabilities were as follows:

Amount
(in thousands)
2025	$424
2026	215
2027	175
2028	163
Total lease payments	977
Less: imputed interest	(107)
Present value of lease liabilities	$870

As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company considers its existing credit arrangements, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease term may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. The weighted-average remaining lease term and the weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term	2.8 years	3.8 years
Weighted-average discount rate	7.7%	7.8%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$414	$281
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$676
6. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $4.6 million as of both December 31, 2024 and 2023. There were no additions to or impairments of goodwill during the year ended December 31, 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,681)	$5,005
Media brand	1,250	(677)	573
Developed technology	1,073	(732)	341
Trademarks	1,052	(382)	670
Total finite-lived intangible assets	11,061	(4,472)	6,589
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,238	$(4,472)	$6,766

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(1,550)	$6,136
Media brand	1,250	(52)	1,198
Developed technology	1,073	(479)	594
Trademarks	1,052	(201)	851
Pharmacy board licenses	5	(5)	—
Total finite-lived intangible assets	11,066	(2,287)	8,779
Indefinite-lived intangible assets	49	—	49
Total intangible assets	$11,115	$(2,287)	$8,828
Amortization expense related to customer relationships and licenses, media brand, developed technology, trademarks, and pharmacy board licenses is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $2.2 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the estimated future amortization expense of intangible assets with determinable lives was as follows:

Amount
(in thousands)
2025	$2,067
2026	1,360
2027	1,209
2028	632
2029	592
Thereafter	729
Total	$6,589
7. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $1.4 million and $1.8 million as of December 31, 2024 and 2023, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $1.1 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.
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
During the years ended December 31, 2024 and 2023, the Company repaid a total amount of $0.5 million and $0.5 million, respectively, on amounts outstanding under the PPP Loan. As of December 31, 2024 and December 31, 2023, the amount outstanding under the PPP Loan was $0.3 million and $0.8 million, respectively.

During the years ended December 31, 2024 and 2023, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
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
The Company’s obligations under the Financing Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. Such obligations, including the guarantees, are secured by substantially all of the personal property of the Company and its subsidiary guarantors, including pursuant to a Security Agreement simultaneously entered into on August 9, 2022. The Financing Agreement establishes the following financial covenants: (i) the Company's trailing annual aggregate revenue shall exceed certain thresholds as of the end of each monthly computation period as defined therein; and (ii) liquidity shall not be less than $5 million at any time. The Company was in compliance with these covenants as of December 31, 2024.
As of December 31, 2024 and 2023, the interest rate for borrowings under the Financing Agreement was 14.59% and 15.61%, respectively.

During the years ended December 31, 2024 and 2023, the Company repaid a total amount of $11.3 million and $0.8 million, respectively, on amounts outstanding under the Financing Agreement, which included prepayments of $10.0 million that were treated as an extinguishment of debt for accounting purposes and resulted in a $1.2 million loss on extinguishment of debt. As of December 31, 2024 and December 31, 2023, the amount outstanding under the Financing Agreement was $19.9 million and $31.2 million, respectively.
During the years ended December 31, 2024 and 2023, the Company recognized $4.0 million and $4.9 million, respectively, of interest expense relating to the Financing Agreement.
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
Total Debt
As of December 31, 2024, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2025	$20,227
Total principal payments	$20,227
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
In August 2018, the New York State Department of Labor (“NY DOL”) issued an Investigation Report assessing the Company with approximately $0.2 million in unemployment insurance contributions for its independent contractors. In August 2023, the Company completed payments of $0.4 million to the NY DOL, which represented the amount of the assessment plus interest and was recognized in general and administrative expenses within the Company’s consolidated statement of operations during the third quarter of 2023.
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its consolidated balance sheet as of December 31, 2024.
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
As of December 31, 2024, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Preferred Stock
Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 1.0 million shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2024, no shares of preferred stock were issued and outstanding.

Common Stock Warrants
Prior to the Merger, CHW issued 12.5 million Public Warrants and 4.2 million Private Warrants (together, the “Warrants”) in connection with its initial public offering to CHW Acquisition Sponsor LLC, the sponsor of CHW. After consummation of the Merger on August 9, 2022, the 4.2 million Private Warrants held by the Sponsor were exchanged for 3.9 million warrants to purchase shares of common stock of the Company issuable upon the exercise of Private Warrants originally issued to CHW and the 12.5 million shares of common stock that are issuable upon the exercise of Public Warrants remained outstanding. Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 8, 2022, which was the later of 30 days after the completion of the CHW Business Combination or 12 months from CHW's IPO closing date. The Warrants will expire on the fifth anniversary of the CHW Business Combination, or earlier upon redemption or liquidation.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the years ended December 31, 2024 and 2023.
11. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Year Ended December 31,
	2024	2023
	(in thousands)
Services revenue	$21,647	$24,422
Wellness revenue	42,651	52,922
Pet food & treats revenue	6,209	6,572
Total revenues	$70,507	$83,916
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

In August 2022, in connection with the Merger, the Company’s stockholders approved the Wag! Group Co. 2022 Omnibus Incentive Plan (the “2022 Plan”), which replaced the 2014 Plan. After the adoption thereof, no additional awards were granted under the 2014 Plan. The 2022 Plan provides for the grant of stock options, stock appreciation awards, restricted stock and stock unit awards. Awards generally vest in equal quarterly installments over a three- or four-year period, provided that the initial vest generally occurs after a one-year cliff. Stock unit awards granted to nonemployee directors generally vest over a one-year period. As of December 31, 2024, an aggregate of approximately 1.5 million shares remained available for future issuance under the 2022 Plan.
Stock unit awards are valued at the market value on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period and recognizes forfeitures as they occur.
During the years ended December 31, 2024 and 2023, the Company granted stock unit awards with service conditions to certain employees and nonemployee directors. The Company did not grant any stock options during the years ended December 31, 2024 and 2023.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the year ended December 31, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	6,163	$0.44	6.06 years	$8,934
Granted	—	$—
Exercised	(1,112)	$0.10
Forfeited or expired	(58)	$0.89
Outstanding as of December 31, 2024	4,993	$0.51	5.09 years	$589
Exercisable as of December 31, 2024	4,971	$0.51	5.09 years	$589
Vested and expected to vest as of December 31, 2024	4,993	$0.51	5.09 years	$589

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the years ended December 31, 2024 and 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $1.9 million and $2.2 million, respectively.
As of December 31, 2024, the total unrecognized compensation cost related to all nonvested stock options was immaterial and the related weighted-average period over which it is expected to be recognized was approximately 0.71 years.

Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	4,322	$2.39
Granted	5,088	$1.77
Vested	(2,096)	$2.39
Forfeited	(96)	$2.44
Outstanding and nonvested as of December 31, 2024	7,218	$1.95
Expected to vest as of December 31, 2024	4,322	$1.95
The total vesting date fair value of RSUs which vested during the years ended December 31, 2024 and 2023 was $2.3 million and $3.8 million, respectively.
As of December 31, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $11.4 million and the related weighted-average period over which it is expected to be recognized was approximately 1.97 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2024	2023
	(in thousands)
Platform operations and support	$817	$1,025
Sales and marketing	1,164	739
General and administrative	4,605	2,948
Total stock-based compensation expense	$6,586	$4,712
Stock-based compensation expense capitalized as part of internal-use software was $0.2 million and not material for the years ended December 31, 2024 and 2023, respectively.
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

13. Income Taxes
The components of loss before income taxes were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Domestic	$(17,405)	$(13,777)
Foreign	—	—
Total	$(17,405)	$(13,777)
Income taxes were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current tax expense:
Federal	$—	$—
State	163	93
Foreign	—	—
Total current tax expense	163	93
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total tax expense	$163	$93
The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,417	$58,042
Capitalized research and development costs	8	56
Stock-based compensation	809	334
Accrued expenses	95	421
Charitable contributions	328	445
Operating lease liabilities	232	308
Other	653	2,061
Gross deferred tax assets	64,542	61,667
Less: valuation allowance	(64,236)	(60,916)
Total deferred tax assets	306	751
Deferred tax liabilities:
Intangible assets	110	483
Operating lease right-of-use assets	196	268
Total deferred tax liabilities	306	751
Total net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consisted primarily of net operating loss carryforwards of $62.4 million and $58.0 million as of December 31, 2024 and 2023, respectively, related to U.S. federal and state taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $3.3 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively.
U.S. federal and state net operating loss carryforwards of approximately $229.6 million and $189.9 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2024. $205.2 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal carryforwards will begin to expire in varying amounts beginning in 2037. The state net operating loss carryovers will begin to expire in 2038 and will continue to expire through 2042.
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
The Company had no uncertain tax positions as of December 31, 2024 and 2023. As of December 31, 2024, the Company’s tax filings are generally subject to examination in major tax jurisdictions.
The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax expense at United States statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	(0.8)%	2.8%
Change in valuation allowance	(22.7)%	(21.5)%
Stock-based compensation	1.6%	(1.0)%
Other	—%	(2.0)%
Total	(0.9)%	(0.7)%
14. Retirement Plan
The Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company’s contribution expense relating to this plan was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.
15. Acquisitions
Acquisition of Dog Food Advisor
On January 5, 2023, the Company entered into an Asset Purchase Agreement with Clicks and Traffic LLC to purchase its Dog Food Advisor assets for cash consideration of $9.0 million. Of the $9.0 million of cash consideration, $8.1 million was paid on the acquisition date and the remaining $0.9 million was deposited into an escrow account as an indemnification holdback for a period of 12 months. No working capital was acquired as part of the transaction. The Company incurred less than $0.1 million in transaction-related costs during the first quarter of 2023 in connection with the acquisition, which are included in general and administrative expenses within the Company’s consolidated statement of operations. The acquisition marked the Company’s entrance into the Pet Food & Treats market, in line with its strategy to be an all-inclusive, trusted partner for the premium Pet Parent.

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
Acquisition of maxbone.
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

16. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	12,211	10,485
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	—	51
Total	45,503	43,828
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of December 31, 2024.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment of internal control over financial reporting, our management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
These material weaknesses resulted in immaterial misstatements of our consolidated financial statements for the years ended December 31, 2024 and 2023 and for quarterly periods in 2024 and 2023. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the evaluation that occurred during our quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
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
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our securities trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

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
(b)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of February 2, 2022, by and among CHW Acquisition Corporation, Wag Labs, Inc. and the other parties hereto	8-K	2.1	2/3/2022
3.1	Restated Certificate of Incorporation of Wag! Group Co.	8-K	3.1	5/29/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	Description of Securities	10-K	4.4	3/20/2024
4.5	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.6	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.7	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and the other signatories thereto	8-K	10.3, 10.4, 10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022

10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Form of Forward Share Purchase Agreement, dated August 5, 2022, by and between CHW and each of Milton Arbitrage Partners, LLC, MMCAP International Inc. SPC, Nautilus Master Fun, L.P., Polar Multi-Strategy master Fund and the other parties signatories thereto	8-K	10.1	8/8/2022
19.1*	Securities Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1	Wag! Group Co. Erroneously Awarded Compensation Recovery Policy	10-K	97.1	3/20/2024
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 24, 2025

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 24, 2025

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

Signature	Title	Date

/s/ GARRETT SMALLWOOD	Chief Executive Officer and Chairman	March 24, 2025
Garrett Smallwood	(Principal Executive Officer and Director)

/s/ ALEC DAVIDIAN	Chief Financial Officer	March 24, 2025
Alec Davidian	(Principal Financial and Accounting Officer)

/s/ KIMBERLY A. BLACKWELL	Director	March 24, 2025
Kimberly A. Blackwell

/s/ MELINDA CHELLIAH	Director	March 24, 2025
Melinda Chelliah

/s/ ROGER LEE	Director	March 24, 2025
Roger Lee

/s/ JOCELYN MANGAN	Director	March 24, 2025
Jocelyn Mangan

/s/ SHEILA LIRIO MARCELO	Director	March 24, 2025
Sheila Lirio Marcelo

/s/ BRIAN YEE	Director	March 24, 2025
Brian Yee