Form 10-Q
period 2025-03-31
Wag! Group Co.
filed 2025-05-12
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 50,739,113 shares of common stock outstanding as of May 5, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of our financing agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets, and/or obtain alternative financing prior to the maturity of $0.2 million in outstanding obligations under our Paycheck Protection Program loan and $19.9 million in outstanding obligations under our financing agreement in August 2025, and the potential for the holder of our debt to seize or take possession of substantially all of our assets and the assets of our subsidiaries to satisfy our obligations under the financing agreement;
•the pending delisting of our securities from trading on the Nasdaq Global Market;
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
•our ability to refinance our existing indebtedness or obtain additional financing;
•our ability to protect our intellectual property;
•changes in the competitive industries in which we operate;
•changes in laws and regulations affecting our business;
•our ability to implement our business plans, forecasts, and other expectations, and identify and realize additional partnerships and opportunities; and
•the risk of downturns in the market and the technology industry.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the sections titled “Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,123	$5,630
Accounts receivable, net	5,532	6,580
Prepaid expenses and other current assets	3,003	2,855
Total current assets	14,658	15,065
Property and equipment, net	2,507	2,172
Operating lease right-of-use assets	655	737
Intangible assets, net	6,220	6,766
Goodwill	4,646	4,646
Other assets	154	52
Total assets	$28,840	$29,438
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$7,761	$6,169
Accrued expenses and other current liabilities	2,089	2,496
Deferred revenue	2,782	1,432
Operating lease liabilities – current portion	359	406
Notes payable, net of debt discount and warrant allocation of $812 and $1,267 as of March 31, 2025 and December 31, 2024, respectively	18,896	18,960
Total current liabilities	31,887	29,463
Operating lease liabilities – non-current portion	422	464
Total liabilities	32,309	29,927
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 110,000 shares authorized as of both March 31, 2025 and December 31, 2024; 50,734 and 50,261 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	180,719	178,809
Accumulated deficit	(184,192)	(179,302)
Total stockholders’ deficit	(3,469)	(489)
Total liabilities and stockholders’ deficit	$28,840	$29,438
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
Revenues	$15,165	$23,219
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,441	1,570
Platform operations and support	2,521	2,960
Sales and marketing	10,377	15,655
General and administrative	3,958	4,239
Depreciation and amortization	644	578
Total costs and expenses	18,941	25,002
Interest expense	1,182	1,885
Interest income	(27)	(152)
Loss on extinguishment of debt	—	726
Loss before income taxes	(4,931)	(4,242)
Income taxes	(41)	(1)
Net loss	$(4,890)	$(4,241)
Loss per share, basic and diluted	$(0.10)	$(0.11)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	50,487	40,077
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	(in thousands)
Balance as of December 31, 2024	50,261	$4	$178,809	$(179,302)	$(489)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	473	—	1	—	1
Stock-based compensation	—	—	1,909	—	1,909
Net loss	—	—	—	(4,890)	(4,890)
Balance as of March 31, 2025	50,734	4	180,719	(184,192)	(3,469)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	943	—	61	—	61
Stock-based compensation	—	—	1,296	—	1,296
Net loss	—	—	—	(4,241)	(4,241)
Balance as of March 31, 2024	40,540	4	164,733	(165,975)	(1,238)
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,890)	$(4,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,872	1,296
Non-cash interest expense	455	665
Depreciation and amortization	644	578
Reduction in carrying amount of operating lease right-of-use assets	81	75
Loss on extinguishment of debt	—	726
Changes in operating assets and liabilities:
Accounts receivable	1,048	(1,081)
Prepaid expenses and other current assets	(148)	918
Other assets	(102)	5
Accounts payable	1,592	2,456
Accrued expenses and other current liabilities	(407)	(1,062)
Deferred revenue	1,350	(39)
Operating lease liabilities	(88)	(81)
Other non-current liabilities	—	(47)
Net cash provided by operating activities	1,407	168
Cash flows from investing activities:
Purchase of property and equipment	(396)	(305)
Net cash used in investing activities	(396)	(305)
Cash flows from financing activities:
Repayment of debt	(519)	(5,357)
Debt prepayment penalty	—	(100)
Proceeds from exercises of stock options	1	61
Other	—	(187)
Net cash used in financing activities	(518)	(5,583)
Net change in cash and cash equivalents	493	(5,720)
Cash and cash equivalents, beginning of period	5,630	18,323
Cash and cash equivalents, end of period	$6,123	$12,603
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), filed with the SEC on March 24, 2025. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
As of March 31, 2025, the Company had cash and cash equivalents of approximately $6.1 million and accounts receivable of $5.5 million, and the amount outstanding under its debt obligations was $19.7 million, of which $19.5 million and $0.2 million related to the Financing Agreement and PPP Loan (as such terms are defined in Note 7, Long-Term Debt), respectively. Additionally, for the three months ended March 31, 2025, net loss was $4.9 million and net cash provided by operating activities was $1.4 million. The Company has historically experienced operating losses and expects operating losses to continue in the foreseeable future as it continues to invest in growing its business.

The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving the Company or its assets, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. Further, management has engaged in discussions to refinance the Financing Agreement. The negative covenants under the Financing Agreement impose restrictions on the ability of the Company and its subsidiaries to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets, and enter into transactions with affiliates, in each case, subject to certain customary exceptions. There can be no assurance that any transaction or other strategic alternative will be available to the Company, approved by the Board of Directors and/or Retriever LLC (if required under the Financing Agreement), or otherwise consummated before the maturity of the Financing Agreement in August 2025, or at all, in which case Retriever LLC may seize or take possession of substantially all assets of the Company and its subsidiaries to satisfy the Company’s obligations under the Financing Agreement and the Company’s securities could be rendered worthless.
Due to the Company’s projected cash needs (which includes amounts due under the PPP Loan and the Financing Agreement) combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.
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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Revenues	$15,165	$23,219
Sales and marketing	(10,377)	(15,655)
Other segment items(1)	(9,678)	(11,805)
Net loss	$(4,890)	$(4,241)
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance during the fourth quarter of 2024, which did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the Segment Reporting section of Note 2, Significant Accounting Policies, to its consolidated financial statements.

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). This ASU requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting upon formation, i.e., at fair value (with exceptions to fair value measurement consistent with the business combinations guidance). The amendments in this update are effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively to their original formation date. The adoption of this guidance had no impact on the Company’s consolidated financial statements, as no joint ventures were formed during the period.
New Accounting Pronouncements
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 2, Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s 2024 10-K.

3. Business Combination with CHW
On February 2, 2022, Wag Labs, Inc. (“Legacy Wag!”) entered into the CHW Business Combination Agreement with CHW and CHW Merger Sub, Inc. (“Merger Sub”). The CHW Business Combination was completed on August 9, 2022 (“Merger Date”), in conjunction with which CHW changed its name to Wag!. The separate corporate existence of Merger Sub ceased and Legacy Wag! survived the merger and became a wholly-owned subsidiary of Wag!.
For more information regarding the CHW Business Combination, refer to Note 3, Business Combination with CHW, to the Consolidated Financial Statements included in the 2024 10-K.
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
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,896	$—	$—	$1,896
Total assets at fair value	$1,896	$—	$—	$1,896

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$2,256	$—	$—	$2,256
Total assets at fair value	$2,256	$—	$—	$2,256
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of March 31, 2025 and December 31, 2024, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Goodwill and Other Intangible Assets
Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million as of both March 31, 2025 and December 31, 2024. There were no additions to or impairments of goodwill during the three months ended March 31, 2025 and 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,964)	$4,722
Media brand	1,250	(833)	417
Developed technology	1,073	(796)	277
Trademarks	1,052	(425)	627
Total finite-lived intangible assets	11,061	(5,018)	6,043
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,238	$(5,018)	$6,220

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,681)	$5,005
Media brand	1,250	(677)	573
Developed technology	1,073	(732)	341
Trademarks	1,052	(382)	670
Total finite-lived intangible assets	11,061	(4,472)	6,589
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,238	$(4,472)	$6,766
Amortization expense related to customer relationships and licenses, media brand, developed technology, and trademarks, is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

6. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, prepayments received from Wellness customers, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $2.8 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025 and 2024, the Company repaid a total amount of $0.1 million and $0.1 million, respectively, on amounts outstanding under the PPP Loan. As of March 31, 2025 and December 31, 2024, the amount outstanding under the PPP Loan was $0.2 million and $0.3 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
Blue Torch Financing and Warrant Agreement; Retreiver LLC Assumption
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

The Financing Agreement matures on August 9, 2025 and is subject to quarterly amortization payments of principal, in an aggregate amount equal to 2.00% of the outstanding principal amount in the first year after closing, 3.00% of the outstanding principal amount in the second year after closing, and 5.00% of the outstanding principal amount in the third year after closing. The remaining outstanding principal balance of the Financing Agreement is due and payable in full on the maturity date. In addition to scheduled amortization payments, the Financing Agreement contains customary mandatory prepayment provisions that require principal prepayments of the loan upon certain triggering events, including receipt of asset sale proceeds outside of the ordinary course of business, receipt of certain insurance proceeds, and receipt of proceeds of non-permitted debt. The loan may also be voluntarily prepaid at any time, subject to the payment of a prepayment premium and a make-whole payment. The prepayment premium is payable for voluntary payments and certain mandatory prepayments, and is equal to: (i) an interest make-whole payment plus 3.00% of the principal amount of such prepayment in the first year after closing; (ii) 2.00% of the principal amount of such prepayment in the second year after closing; and (iii) 0% thereafter.
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
As of March 31, 2025 and December 31, 2024, the interest rate for borrowings under the Financing Agreement was 14.56% and 14.59%, respectively.
During the three months ended March 31, 2025 and 2024, the Company repaid $0.4 million and $5.2 million, respectively, on amounts outstanding under the Financing Agreement. As of March 31, 2025 and December 31, 2024, the amount outstanding under the Financing Agreement was $19.5 million and $19.9 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized $0.7 million and $1.2 million, respectively, of interest expense relating to the Financing Agreement.
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
On April 4, 2025, the Company and Blue Torch entered into an amendment (the "Amendment"), pursuant to which the minimum liquidity covenant was temporarily reduced to $4.5 million through April 18, 2025. Additionally, the minimum revenue covenant thresholds were permanently adjusted downward in line with revisions to management's forecast. In consideration for these changes, the Company incurred a paid-in-kind ("PIK") fee equal to 2.10% of the aggregate outstanding principal amount of the Term Loan of approximately $0.4 million, which was added to the balloon payment due in August 2025. As a result, the outstanding balance of the Term Loan increased from approximately $19.5 million to approximately $19.9 million.
On April 11, 2025, Blue Torch Finance, LLC (“Assignor”) executed an Assignment and Acceptance Agreement with Retriever LLC (“Assignee”). The Assignment and Acceptance Agreement assigned Blue Torch’s rights and obligations under the Financing Agreement to Retriever LLC. No terms of the Financing Agreement were modified as a result of this assignment. The Company is in compliance with its covenants under the Financing Agreement.
Total Debt
As of March 31, 2025, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2025	$19,708
Total principal payments	$19,708
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
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities and Other non-current liabilities within its condensed consolidated balance sheet as of March 31, 2025.
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
As of March 31, 2025, management did not believe that the outcome of pending matters would have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income for the three months ended March 31, 2025 and 2024.
10. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Services revenue	$4,894	$5,327
Wellness revenue	9,168	15,769
Pet Food & Treats revenue	1,103	2,123
Total revenues	$15,165	$23,219

11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2024 10-K. During the three months ended March 31, 2025, the Company granted restricted stock units (“RSUs”) subject to service conditions.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	4,993	$0.51	5.09 years	$589
Granted	—	$—
Exercised	(4)	$0.27
Forfeited or expired	(15)	$0.30
Outstanding as of March 31, 2025	4,974	$0.51	4.86 years	$237
Exercisable as of March 31, 2025	4,962	$0.51	4.86 years	$237
Vested and expected to vest as of March 31, 2025	4,974	$0.51	4.86 years	$237

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the three months ended March 31, 2025 and 2024. The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was immaterial.
As of March 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was immaterial and the related weighted-average period over which it is expected to be recognized was approximately 0.59 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	7,218	$1.95
Granted	—	$—
Vested	(469)	$2.40
Forfeited	(64)	$1.92
Outstanding and nonvested as of March 31, 2025	6,685	$1.92

The total vesting date fair value of RSUs which vested during the three months ended March 31, 2025 and 2024 was $0.2 million and $0.7 million, respectively.
As of March 31, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $9.3 million and the related weighted-average period over which it is expected to be recognized was approximately 1.79 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Platform operations and support	$213	$210
Sales and marketing	383	223
General and administrative	1,276	863
Total stock-based compensation expense	$1,872	$1,296
Stock-based compensation expense capitalized as part of internal-use software was not material for the three months ended March 31, 2025 and 2024, respectively.
12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three months ended March 31, 2025 and 2024 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2025 and 2024, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
13. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Earnout Shares	15,000	15,000
Options and RSUs issued and outstanding	11,659	10,565
Warrants issued and outstanding	18,292	18,292
Shares related to acquisition indemnification holdback	—	51
Total	44,951	43,908
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of March 31, 2025.

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

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	472	671	(199)	(29.7)%
Revenues	$15,165	$23,219	(8,054)	(34.7)%
Net loss	$(4,890)	$(4,241)	(649)	15.3%
Net loss margin	(32.2)%	(18.3)%
Net cash provided by operating activities	$1,407	$168	1,239	737.5%
Adjusted EBITDA (loss)(1)	$(1,235)	$168	(1,403)	*
Adjusted EBITDA (loss) margin(1)	(8.1)%	0.7%

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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except percentages)
Net loss	$(4,890)	$(4,241)
Interest expense, net	1,155	1,733
Income taxes	(41)	(1)
Depreciation and amortization	644	578
Stock-based compensation	1,872	1,296
Severance costs	—	77
Loss on extinguishment of debt	—	726
Legal settlement	25	—
Adjusted EBITDA (loss)	$(1,235)	$168
Revenues	$15,165	$23,219
Adjusted EBITDA (loss) margin	(8.1)%	0.7%

Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$	%
	(in thousands, except percentages)
Revenues	$15,165	$23,219	(8,054)	(34.7)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,441	1,570	(129)	(8.2)%
Platform operations and support	2,521	2,960	(439)	(14.8)%
Sales and marketing	10,377	15,655	(5,278)	(33.7)%
General and administrative	3,958	4,239	(281)	(6.6)%
Depreciation and amortization	644	578	66	11.4%
Total costs and expenses	18,941	25,002	(6,061)	(24.2)%
Interest expense	1,182	1,885	(703)	(37.3)%
Interest income	(27)	(152)	125	(82.2)%
Loss on extinguishment of debt	—	726	(726)	(100.0)%
Loss before income taxes	(4,931)	(4,242)	(689)	16.2%
Income taxes	(41)	(1)	(40)	4000.0%
Net loss	$(4,890)	$(4,241)	(649)	15.3%
Revenues
Revenues decreased by $8.1 million, or approximately 34.7%, from $23.2 million for the three months ended March 31, 2024 to $15.2 million for the three months ended March 31, 2025. The decrease was attributable to a $0.4 million decrease in Services revenue, a $6.6 million decrease in Wellness revenue, and a $1.0 million decrease in Pet Food & Treats revenue as a result of a 30% decrease in Platform Participants year-over-year and decreased revenue-per-action conversion activity.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, decreased by $0.2 million, or approximately 8.2%, from $1.6 million for the three months ended March 31, 2024 to $1.4 million for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in product costs related to certain pet insurance products and a decrease in payment processing fees for Services revenue.
Platform Operations and Support
Platform operations and support expenses decreased by $0.5 million, or approximately 14.8%, from $3.0 million for the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $0.5 million decrease in personnel costs, partially offset by a $0.1 million increase in professional services.
Sales and Marketing
Sales and marketing expenses decreased by $5.3 million, or approximately 33.7%, from $15.7 million for the three months ended March 31, 2024 to $10.4 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $4.3 million decrease in investing in new and expanding existing partnerships related to our Wellness offerings, a $1.1 million decrease in personnel costs, partially offset by a $0.2 million increase in professional services.

General and Administrative
General and administrative expenses decreased by $0.3 million, or approximately 6.6%, from $4.2 million for the three months ended March 31, 2024 to $4.0 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $0.1 million decrease in personnel costs and a $0.2 million decrease in business licenses, fees, and permits.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.1 million, or approximately 11.4%, from $0.6 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025. The increase was primarily attributable to the related amortization of capitalized software additions.
Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$	%
	(in thousands, except percentages)
Interest expense	$1,182	$1,885	(703)	(37.3)%
Interest income	(27)	(152)	125	(82.2)%
Interest expense, net	$1,155	$1,733	(578)	(33.4)%
Interest expense, net decreased by $0.5 million, or approximately 33.4%, from $1.7 million for the three months ended March 31, 2024 to $1.2 million for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. In July 2024, we issued and sold an aggregate of 7.4 million shares of common stock at a price of $1.35 per share in a registered public offering. The aggregate net proceeds were approximately $8.6 million, after deducting offering costs of $0.8 million and underwriting discounts and commissions of $0.6 million. As of March 31, 2025, we had cash and cash equivalents of $6.1 million.
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

As of March 31, 2025, we had cash and cash equivalents of approximately $6.1 million and accounts receivable of $5.5 million, and the amount outstanding under our debt obligations was $19.7 million, of which $19.5 million and $0.2 million related to the Financing Agreement and PPP Loan, respectively. Additionally, for the three months ended March 31, 2025, net loss was $4.9 million and net cash provided by operating activities was $1.4 million. The Company has historically experienced operating losses and expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions management is actively engaged in discussions to refinance the Financing Agreement.
As previously announced, our Board of Directors is conducting a review of strategic alternatives, including potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets. The negative covenants under the Financing Agreement impose restrictions on our ability to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets, and enter into transactions with affiliates, in each case, subject to certain customary exceptions. There can be no assurance that any transaction or other strategic alternative will be available to us, approved by the Board of Directors and/or Retriever LLC (if required under the financing agreement), or otherwise consummated before the maturity of the PPP Loan and the Financing Agreement in August 2025, or at all, in which case Retriever LLC may seize or take possession of substantially all of our assets and the assets of our subsidiaries to satisfy our obligations under the Financing Agreement and our securities could be rendered worthless.
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part II, Item 1A, Risk Factors, of this Quarterly Report and Part I, Item 1A, Risk Factors, of our 2024 10-K. We may seek additional equity or debt financing. See the section titled “Risk Factors—We will need to renegotiate the existing terms of the Financing Agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets, and/or obtain alternative financing prior to the maturity of the Paycheck Protection Program loan and the Financing Agreement in August 2025, and we will not be able to continue as a going concern if we are unable to do so. Our ability to renegotiate the existing terms of the Financing Agreement, consummate a strategic transaction, and/or obtain alternative financing is limited by our outstanding debt obligations, the significant decline in our market capitalization, and the [pending] delisting of our securities from the Nasdaq Stock Market.” Risks Related to Our Operations—We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all” of this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,407	$168
Investing activities	(396)	(305)
Financing activities	(518)	(5,583)
Net change in cash and cash equivalents	$493	$(5,720)

Changes in Cash Flows From Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $1.4 million, an increase of $1.2 million from $0.2 million for the three months ended March 31, 2024. The increase was primarily due to $2.2 million of favorable changes in operating assets and liabilities, partially offset by a $1 million increase in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $2.2 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts receivable, prepaid expenses and other current assets, and deferred revenue, partially offset by unfavorable changes in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities. The $1 million increase in net loss excluding non-cash and reconciling items was primarily driven by lower revenue, partially offset by lower costs and expenses and favorable changes in non-cash and reconciling items including stock-based compensation, loss on extinguishment of debt, and depreciation and amortization.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $0.4 million, an increase of $0.1 million from $0.3 million for the three months ended March 31, 2024. The increase was driven by a $0.1 million increase in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.5 million, a decrease of $5.1 million from $5.6 million for the three months ended March 31, 2024. The decrease was primarily due to a $4.8 million additional repayment of debt related to prepayments of $5.2 million of the Financing Agreement during 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report).
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of March 31, 2025, the amount outstanding under the PPP Loan was $0.2 million.
For additional information regarding the PPP Loan, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, we entered into a financing agreement and warrant agreement with Blue Torch, pursuant to which, among other things, Blue Torch agreed to extend an approximately $32.2 million senior secured term loan (the “Financing Agreement”). In April 2025, Blue Torch Finance, LLC assigned its rights and obligations under the Financing Agreement to Retriever LLC. The Financing Agreement is secured by a first priority security interest in substantially all assets of us and our subsidiaries.
For additional information regarding the Financing Agreement, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report.
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
There have been no material changes to our critical accounting policies since the 2024 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 10-K.
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
New Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report for information on new accounting pronouncements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2024 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2024, we identified the following material weaknesses, which still exist as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the evaluation that occurred during our quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report, which is incorporated herein by reference.
Item 1A.    Risk Factors
We are supplementing the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2024 10-K to include the following risk factor, which should be read in conjunction with the other risk factors presented in our 2024 10-K.

A definitive financing agreement with Blue Torch Finance LLC, which has been assumed by Retriever LLC, is secured by substantially all of our assets and the assets of our subsidiaries, and in the occurrence of an event of default, Retriever LLC may be able to foreclose on all or some of these assets which would materially harm our business, financial condition and results of operations.
We entered into a definitive financing agreement with Blue Torch Finance, LLC (“Blue Torch”) for a senior secured loan in the amount of $32.2 million (the “Financing Agreement”) in connection with the closing of the merger by and among Wag Labs, Inc. (“Legacy Wag!”), CHW Acquisition Corp., and CHW Merger Sub Inc., on August 9, 2022 (“Business Combination”). See Note 3, Business Combination with CHW, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025 for a further description of the Business Combination. In April 2025, Blue Torch assigned its rights and obligations under the Financing Agreement to Retriever LLC.
The Financing Agreement is secured by substantially all of our assets and the assets of our subsidiaries (collectively, the “Credit Parties”), including the Credit Parties’ intellectual property and equity interests in the Credit Parties’ subsidiaries, subject to customary exceptions. Additionally, pursuant to the Financing Agreement, if the Credit Parties default on their payment or performance obligations in respect of the loan or fail to maintain certain levels of minimum revenue and minimum liquidity, Retriever LLC will be able to foreclose on all or some of the Credit Parties’ assets that are collateral for the Financing Agreement, which would materially harm the Credit Parties’ business, financial condition and results of operations and our securities could be rendered worthless. In addition, the Financing Agreement includes cross-default or cross-acceleration provisions that could result in the loan being accelerated and/or terminated if an event of default or acceleration of maturity occurs under our Paycheck Protection Program loan (the “PPP Loan”). Our obligations under the PPP Loan and the Financing Agreement, in the amount of $0.2 million and $19.9 million, respectively, mature and are due in full on August 5, 2025 and August 9, 2025, respectively.
Because substantially all of the Credit Parties’ assets have been pledged to secure the Financing Agreement, the Credit Parties’ ability to incur additional secured or unsecured indebtedness or to sell or dispose of assets to raise capital requires the consent of Retriever LLC, which could have an adverse effect on the Credit Parties’ financial flexibility. For more information about these and other financing arrangements, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, of this Quarterly Report on Form 10-K.
We will need to renegotiate the existing terms of the Financing Agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets, and/or obtain alternative financing prior to the maturity of the PPP Loan and the Financing Agreement in August 2025, and we will not be able to continue as a going concern if we are unable to do so. Our ability to renegotiate the existing terms of the Financing Agreement, consummate a strategic transaction, and/or obtain alternative financing is limited by our outstanding debt obligations, the significant decline in our market capitalization, and the pending delisting of our securities from the Nasdaq Stock Market.
As of March 31, 2025, we had cash and cash equivalents of approximately $6.1 million and accounts receivable of $5.5 million, and the amount outstanding under our debt obligations was $19.7 million, of which $19.5 million and $0.2 million related to the Financing Agreement and PPP Loan, respectively. As a result of the April 2025 amendment to the Financing Agreement, the outstanding balance of the term loan increased from approximately $19.5 million to approximately $19.9 million, which is due on August 9, 2025. Additionally, for the three months ended March 31, 2025, net loss was $4.9 million and net cash provided by operating activities was $1.4 million. Due to our projected cash needs (which includes amounts due under the Financing Agreement) combined with our current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, renegotiate the existing terms of the Financing Agreement, consummate strategic alternatives such as potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets, and/or obtain alternative financing prior to the maturity of the Financing Agreement in August 2025. Our ability to renegotiate the existing terms of the Financing Agreement, consummate a strategic transaction, and/or obtain alternative financing is limited by our outstanding debt obligations, the significant decline in our market capitalization, and the pending delisting of our securities from the Nasdaq Stock Market (“Nasdaq”). As previously announced, our Board of Directors is conducting a review of strategic alternatives, including potential investments, strategic partnerships, sale, merger, or other strategic transactions involving our Company or our assets. The negative covenants under the Financing Agreement impose restrictions on our ability to incur indebtedness, grant liens, make investments, make acquisitions, declare and pay restricted payments, prepay junior or subordinated debt, sell assets, and enter into transactions with affiliates, in each case, subject to certain customary exceptions. There can be no assurance that any transaction or other strategic alternative will be available to us, approved by the Board of Directors and/or Retriever LLC (if required under the Financing Agreement), or otherwise consummated before the maturity of the Financing Agreement in August 2025, or at all, in which case Retriever LLC may seize or take possession of substantially all of our assets and the assets of our subsidiaries to satisfy our obligations under the Financing Agreement.
In addition, if we are able to continue operations, to grow our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We will require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We cannot provide any assurance that we will be able to raise additional capital. If we are able to raise additional capital, we may not be able to obtain such financing on terms favorable to us. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences, and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors. In addition, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The inclusion of this going concern explanatory paragraph may make it more difficult for us to secure financing on terms acceptable to us, if at all, and likely may adversely affect the terms of any financing that we may obtain. If we are unable to obtain adequate capital resources to fund our operations and/or refinance our existing indebtedness, we may be required to delay, scale back or eliminate some or all of our plan of operations, which would materially adversely affect our business, financial condition, and operating results.
We have failed to comply with the continued listing requirements of Nasdaq, our securities may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
On March 25, 2025, we received a written notice from the staff (the “Staff”) of the Listing Qualifications Department of Nasdaq notifying us that 180 calendar days had elapsed from when we were notified that the closing bid price for our common stock listed on the Nasdaq Global Market (the “Global Market”) was below $1.00 and no longer met the minimum bid price requirement for continued listing on the Global Market under Nasdaq Listing Rule 5450(a)(1), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Staff also notified us that 180 calendar days had elapsed from when we were notified that our Market Value of Listed Securities (“MVLS”) was below the $50,000,000 required for continued listing on the Global Market (the “MVLS Requirement”) under Nasdaq Listing Rule 5450(b)(2)(A). The notification letter disclosed that we had not regained compliance with the Minimum Bid Price Requirement and the MVLS and our securities are now subject to delisting.
The notification letter stated that unless we requested an appeal of the determination, our securities will be scheduled for delisting at the opening of business on April 3, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove our securities from listing and registration on Nasdaq. On April 1, 2025, we appealed the Staff’s determination to a Hearings Panel (the “Panel”). The filing of the appeal stayed the suspension of our’ securities and the filing of the Form 25-NSE pending the Panel’s decision. The Panel hearing for the Company took place on May 8, 2025.

There can be no assurance that the Company will be successful in its appeal or be granted further time to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.    Exhibits
(a)Exhibit Index:

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Wag! Group Co.	8-K	3.1	5/29/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.5	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.6	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Corbin ERISA Opportunity Fund, Ltd.	8-K	10.3	2/3/2022
4.7	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Corbin Opportunity Fund, L.P.	8-K	10.4	2/3/2022
4.8	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Pinehurst Partners, L.P.	8-K	10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022
10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Underwriting Agreement dated July 17, 2024	8-K	1.1	7/17/2024
10.16	Amendment No.1 to Financing Agreement, by and between Wag! Group Co., Blue Torch Finance LLC, as Collateral Agent and Administrative Agent, and other parties thereto, dated April 4, 2025.	8-K	10.1	4/9/2025
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 12, 2025

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 12, 2025