Form 10-Q
period 2025-06-30
Wag! Group Co.
filed 2025-08-07
CIK 1842356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 51,487,598 shares of common stock outstanding as of July 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the risks and uncertainties associated with the Chapter 11 Cases (as defined below);
•our inability to consummate the Plan (as defined below);
•volatility of our financial results as a result of the Chapter 11 Cases;
•our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;
•the availability of cash to maintain our operations and fund our emergence costs;
•the potential for the holder of our debt to seize or take possession of substantially all of our assets and the assets of our subsidiaries to satisfy our obligations under the financing agreement;
•the delisting of our securities from trading on the Nasdaq Global Market;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WAG! GROUP CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,669	$5,630
Accounts receivable, net	5,534	6,580
Prepaid expenses and other current assets	2,709	2,855
Total current assets	10,912	15,065
Property and equipment, net	2,528	2,172
Operating lease right-of-use assets	500	737
Intangible assets, net	5,674	6,766
Goodwill	4,646	4,646
Other assets	142	52
Total assets	$24,402	$29,438
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$4,513	$6,169
Accrued expenses and other current liabilities	3,216	2,496
Deferred revenue	4,768	1,432
Operating lease liabilities – current portion	303	406
Notes payable, net of debt discount and warrant allocation of $376 and $1,267 as of June 30, 2025 and December 31, 2024, respectively	19,223	18,960
Total current liabilities	32,023	29,463
Operating lease liabilities – non-current portion	387	464
Total liabilities	32,410	29,927
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 110,000 shares authorized as of both June 30, 2025 and December 31, 2024; 51,368 and 50,261 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	182,325	178,809
Accumulated deficit	(190,337)	(179,302)
Total stockholders’ deficit	(8,008)	(489)
Total liabilities and stockholders’ deficit	$24,402	$29,438
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Revenues	$16,720	$18,651	$31,885	$41,870
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,281	1,158	2,722	2,728
Platform operations and support	2,276	2,714	4,797	5,674
Sales and marketing	12,403	11,037	22,780	26,692
General and administrative	4,617	3,809	8,575	8,048
Depreciation and amortization	751	580	1,395	1,158
Total costs and expenses	21,328	19,298	40,269	44,300
Interest expense	1,578	1,597	2,760	3,482
Interest income	(96)	(75)	(123)	(227)
Loss on extinguishment of debt	—	—	—	726
Other income, net	(5)	—	(5)	—
Loss before income taxes	(6,085)	(2,169)	(11,016)	(6,411)
Income taxes	60	82	19	81
Net loss	$(6,145)	$(2,251)	$(11,035)	$(6,492)
Loss per share, basic and diluted	$(0.12)	$(0.06)	$(0.22)	$(0.16)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	50,798	40,914	50,768	40,496
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
	(in thousands)
Balance as of December 31, 2024	50,261	$4	$178,809	$(179,302)	$(489)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	473	—	1	—	1
Stock-based compensation	—	—	1,909	—	1,909
Net loss	—	—	—	(4,890)	(4,890)
Balance as of March 31, 2025	50,734	4	180,719	(184,192)	(3,469)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	1,124	—	—	—	—
Net share settlement for tax withholding on vesting of restricted stock units	(490)		(68)		(68)
Stock-based compensation	—	—	1,674	—	1,674
Net loss	—	—	—	(6,145)	(6,145)
Balance as of June 30, 2025	51,368	4	182,325	(190,337)	(8,008)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
	(in thousands)
Balance as of December 31, 2023	39,597	$4	$163,376	$(161,734)	$1,646
Issuance of common stock from exercise of stock options and vesting of restricted stock units	943	—	61	—	61
Stock-based compensation	—	—	1,296	—	1,296
Net loss	—	—	—	(4,241)	(4,241)
Balance as of March 31, 2024	40,540	4	164,733	(165,975)	(1,238)
Issuance of common stock from exercise of stock options and vesting of restricted stock units	808	—	48	—	48
Stock-based compensation	—	—	1,656	—	1,656
Shares related to acquisition indemnification holdback	46	—	—	—	—
Net loss	—	—	—	(2,251)	(2,251)
Balance as of June 30, 2024	41,394	4	166,437	(168,226)	(1,785)
See the accompanying notes to unaudited condensed consolidated financial statements.

WAG! GROUP CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flow from operating activities:
Net loss	$(11,035)	$(6,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,527	2,952
Non-cash interest expense	1,300	1,229
Depreciation and amortization	1,395	1,158
Reduction in carrying amount of operating lease right-of-use assets	164	151
Loss on extinguishment of debt	—	726
Impairment on right-of-use assets	73	—
Changes in operating assets and liabilities:
Accounts receivable	1,046	2,511
Prepaid expenses and other current assets	146	1,007
Other assets	(90)	5
Accounts payable	(1,656)	(3,069)
Accrued expenses and other current liabilities	720	(1,806)
Deferred revenue	3,336	(139)
Operating lease liabilities	(180)	(160)
Other non-current liabilities	—	(94)
Net cash used in operating activities	(1,254)	(2,021)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(128)
Purchase of property and equipment	(603)	(860)
Net cash used in investing activities	(603)	(988)
Cash flows from financing activities:
Repayment of debt	(1,037)	(5,714)
Debt prepayment penalty	—	(100)
Proceeds from exercises of stock options	1	109
Net share settlement for tax withholding on vesting of restricted stock units	(68)	—
Other	—	(375)
Net cash used in financing activities	(1,104)	(6,080)
Net change in cash and cash equivalents	(2,961)	(9,089)
Cash and cash equivalents, beginning of period	5,630	18,323
Cash and cash equivalents, end of period	$2,669	$9,234
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include Wag! Group Co. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), filed with the SEC on March 24, 2025. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Chapter 11 Proceedings, Liquidity and Going Concern
As further described in Note 7, Long-Term Debt, the Company obtained a $32 million senior secured term loan which has a maturity date of August 9, 2025. As of the balance sheet date, the Company has debt obligations of $19.6 million, of which $19.5 million and $0.1 million are related to the Financing Agreement (as defined below) and PPP Loan (as defined below), respectively. The Company has historically experienced operating losses. For the six months ended June 30, 2025, net loss was $11.0 million and net cash used by operating activities was $1.3 million. While the Company has paid down a portion of the debt under the Financing Agreement, including additional voluntary principal payments, the amount of the outstanding debt exceeds the Company’s cash balance.
The Company's Board of Directors announced in Q1 2025 that it was performing a review of strategic alternatives to identify opportunities to maximize value for shareholders, including potential investments, strategic partnerships, sale, merger, or other strategic transactions involving the Company or its assets. On July 14, 2025, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) to sell the Company’s prescription management and digital e-prescribing software, Furscription for an aggregate sale price of $5.0 million. Approximately $3.4 million of the proceeds were used to pay down the Financing Agreement to $16.3 million. The Company does not have sufficient cash on hand or available liquidity to repay the Company’s outstanding debt.
On July 21, 2025, (the “Petition Date”) the Company and its subsidiaries (collectively with the Company, the “Debtors”) filed a joint prepackaged plan of reorganization (the “Plan”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are being administered under the caption Wag! Group Co. (Case No. 25-11358) (the “Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on July 22, 2025, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course of business.

The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing the Financing Agreement and PPP Loan. Any efforts to enforce such payment obligations with respect to the Financing Agreement and PPP Loan are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
On the Petition Date, the Debtors entered into a restructuring support agreement that included a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “DIP LSA”) with Retriever LLC (“Retriever”) as lender (together with its successors and assigns, the “Lender”). Per the terms of the DIP LSA, the Lender will provide a senior secured super-priority debtor-in-possession term loan facility with an aggregate principal amount of up to $6.5 million (the “DIP Term Loan Facility”), with up to $4.0 million available on an interim basis. The DIP LSA includes a 1% commitment fee, and a 2% exit fee. Borrowings under the DIP Term Loan Facility would be senior secured obligations of the Debtors, secured by a super-priority lien on the collateral under the DIP Term Loan Facility, which includes substantially all of the Debtors’ assets, but subject to certain collateral priorities and other applicable loan and security documents. The DIP LSA contains various customary representations, warranties and covenants of the Debtors. The DIP Term Loan Facility has various maturity dates based on various triggering events. Loans under the DIP Term Loan Facility will accrue interest at a rate of 15% per annum. The DIP LSA contains various customary Events of Default (as defined therein). Upon the occurrence and during the continuation of an Event of Default, all obligations under the DIP Term Loan Facility will accrue interest at a rate of 18% per annum.
Subject to approval by the Bankruptcy Court, the Debtors have also agreed to enter into a financing agreement with the Lender on the Effective Date (as defined below), which will provide for up to $18.3 million aggregate principal amount of exit term loans, which loans will accrue interest at a rate of 15% per annum and 17% per annum on any overdue amounts (the “Exit Facility”). The Exit Facility will be comprised of $5.0 million in new notes issued in consideration for the restructuring of the (prepetition) Financing Agreement, conversion of $6.8 million of the DIP LSA, inclusive of accrued but unpaid interest, and $6.5 million additional term loan commitment.
Following the Effective Date Retriever will be issued 100% of the shares of common stock of the Company (“Reorganized Wag!”) and $5.0 million principal amount of term notes of Reorganized Wag!, and all existing equity interests (including, without limitation, warrants, shares of common stock, restricted stock units and options to purchase common stock) of the Company will be canceled.
Based on the Company’s evaluation of the circumstances described above, substantial doubt exists about the Company’s ability to continue as a going concern. The actions described in the Plan are subject to the approval of the Bankruptcy Court and are outside of the Company’s control. Therefore, the Company cannot assert that the Company’s plans will be effectively implemented within one year from the date the financial statements are issued and when implemented will alleviate the relevant conditions or events that raise substantial doubt. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s liquidity requirements, and the availability of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available to the Company under the Bankruptcy Code, if the Company’s future sources of liquidity are insufficient, the Company would face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should the Company be unable to continue as a going concern.
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
The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Revenues	$16,720	$18,651	$31,885	$41,870
Sales and marketing	(12,403)	(11,037)	(22,780)	(26,692)
Other segment items(1)	(10,462)	(9,865)	(20,140)	(21,670)
Net loss	$(6,145)	$(2,251)	$(11,035)	$(6,492)
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

New Accounting Pronouncements
In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). This ASU clarifies the measurement and classification of share-based awards granted to a customer as part of a revenue arrangement, ensuring greater consistency between the guidance in Topic 718 and Topic 606. Specifically, the amendments address how entities should determine grant date fair values, allocate compensation costs, and reflect these awards within revenue transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-04 on its condensed consolidated financial statements.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s 2024 10-K.
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
4. Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,630	$—	$—	$1,630
Total assets at fair value	$1,630	$—	$—	$1,630

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$2,256	$—	$—	$2,256
Total assets at fair value	$2,256	$—	$—	$2,256
The Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
5. Goodwill and Other Intangible Assets
Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $4.6 million as of both June 30, 2025 and December 31, 2024. There were no additions to or impairments of goodwill during the six months ended June 30, 2025 and 2024.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(3,246)	$4,440
Media brand	1,250	(990)	260
Developed technology	1,073	(859)	214
Trademarks	1,052	(469)	583
Total finite-lived intangible assets	11,061	(5,564)	5,497
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,238	$(5,564)	$5,674

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Finite-lived intangible assets:
Customer relationships and licenses	$7,686	$(2,681)	$5,005
Media brand	1,250	(677)	573
Developed technology	1,073	(732)	341
Trademarks	1,052	(382)	670
Total finite-lived intangible assets	11,061	(4,472)	6,589
Indefinite-lived intangible assets	177	—	177
Total intangible assets	$11,238	$(4,472)	$6,766
Amortization expense related to customer relationships and licenses, media brand, developed technology, and trademarks, is recorded in depreciation and amortization within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.5 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
6. Contract Liabilities
The timing of Services revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in Deferred revenue within the Company’s condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for Wag! Premium subscriptions, prepayments received from Wellness customers, and certain consumer credits for which the revenue is recognized over time as they are used for services on its platform. The contract liabilities balance was $4.8 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively. Revenues recognized related to the Company’s contract liabilities as of the beginning of the year was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
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

During the six months ended June 30, 2025 and 2024, the Company repaid a total amount of $0.2 million and $0.2 million, respectively, on amounts outstanding under the PPP Loan. As of June 30, 2025 and December 31, 2024, the amount outstanding under the PPP Loan was $0.1 million and $0.3 million, respectively.
During the three and six months ended June 30, 2025 and 2024, the Company recognized immaterial amounts of interest expense relating to the PPP Loan.
Blue Torch Financing and Warrant Agreement; Retriever LLC Assumption
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
As of June 30, 2025 and December 31, 2024, the interest rate for borrowings under the Financing Agreement was 14.56% and 14.59%, respectively.

During the six months ended June 30, 2025 and 2024, the Company repaid $0.8 million and $5.5 million, respectively, on amounts outstanding under the Financing Agreement. As of June 30, 2025 and December 31, 2024, the amount outstanding under the Financing Agreement was $19.5 million and $19.9 million, respectively.
The Company recognized interest expense relating to the Financing Agreement of $0.7 million and $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively.
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
On April 11, 2025, Blue Torch executed an Assignment and Acceptance Agreement with Retriever. The Assignment and Acceptance Agreement assigned Blue Torch’s rights and obligations under the Financing Agreement to Retriever. No terms of the Financing Agreement were modified as a result of this assignment.
In the second quarter of 2025, the Company’s minimum liquidity fell below the amount required to be maintained under the Financing Agreement–a specified event of default under the Financing Agreement. On April 4, 2025, the Company and Blue Torch entered into an amendment, pursuant to which the minimum liquidity covenant was temporarily reduced to $4.5 million through April 18, 2025 and the Blue Torch granted a limited waiver to a specified event of default relating to the minimum liquidity covenant. Additionally, the minimum revenue covenant thresholds were permanently adjusted downward in line with revisions to management's forecast. In consideration for these changes, the Company incurred a paid-in-kind ("PIK") fee equal to 2.10% of the aggregate outstanding principal amount of the Term Loan of approximately $0.4 million, which was added to the balloon payment due in August 2025. As a result, the outstanding balance of the Term Loan increased from approximately $19.5 million to approximately $19.9 million.
On July 8, 2025, the Company further amended the minimum liquidity covenant to $1 million between June 4, 2025 and August 9, 2025 while the Company and Retriever implemented a restructuring as contemplated by the Plan. Pursuant to the amendment, Retriever granted an additional limited waiver to a specified event of default relating to the minimum liquidity covenant.
On July 21, 2025, the Company proposed the Plan under the Bankruptcy Code in the Bankruptcy Court. The filing of the Chapter 11 Cases constitutes an event of default that accelerates obligations under the following material debt instruments and agreements (the “Debt Documents”):

•approximately $16.3 million of term loan borrowings (plus any accrued but unpaid interest in respect thereof) under the Financing Agreement; and

•approximately $40,000 of borrowings under the U.S. Small Business Administration’s Paycheck Protection Program dated as of August 5, 2020.

The Debt Documents provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder will be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.
For additional information regarding the DIP Loan Facility and the Exit Facility, refer to Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report.
Total Debt
As of June 30, 2025, annual scheduled principal payments of debt were as follows:

Amount
(in thousands)
2025	$19,599
Total principal payments	$19,599
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
In December 2019, Wag Hotels, Inc. filed a lawsuit against the Company alleging various claims related to breach of contract and trademark infringement. On June 29, 2023, the parties agreed to a settlement amount of $0.5 million to resolve all claims, with an initial payment up front and the remaining payments over 25 months. The settlement was executed on August 30, 2023. The $0.5 million was recognized in general and administrative expenses within the Company’s condensed consolidated statement of operations during the second quarter of 2023 and the Company has recorded a corresponding liability in Accrued expenses and other current liabilities within its condensed consolidated balance sheet as of June 30, 2025.
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
As of June 30, 2025, management did not believe that the outcome of litigation and claims would have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Accumulated Other Comprehensive Income
There were no changes in accumulated other comprehensive income during the three and six months ended June 30, 2025 and 2024.
10. Revenues
The following table presents the Company’s revenues disaggregated by offering:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Services revenue	$4,859	$5,583	$9,753	$10,910
Wellness revenue	11,025	11,546	20,193	27,315
Pet Food & Treats revenue	836	1,522	1,939	3,645
Total revenues	$16,720	$18,651	$31,885	$41,870
11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2024 10-K.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	4,993	$0.51	5.09 years	$589
Granted	—	$—
Exercised	(4)	$0.27
Forfeited or expired	(28)	$0.28
Outstanding as of June 30, 2025	4,961	$0.51	4.49 years	$559
Exercisable as of June 30, 2025	4,953	$0.51	4.49 years	$559
Vested and expected to vest as of June 30, 2025	4,961	$0.51	4.49 years	$559

(1)    The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no stock options granted during the six months ended June 30, 2025 and 2024. The total intrinsic value of stock options exercised was immaterial. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2024 was $0.7 million and $1.9 million, respectively.

As of June 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was immaterial and the related weighted-average period over which it is expected to be recognized was approximately 0.38 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	7,218	$1.95
Granted	—	$—
Vested	(1,593)	$2.41
Forfeited	(483)	$2.23
Outstanding and nonvested as of June 30, 2025	5,142	$1.78
The total vesting date fair value of RSUs which vested was $0.2 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively and $0.3 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $6.7 million and the related weighted-average period over which it is expected to be recognized was approximately 1.63 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Platform operations and support	$237	$239	$450	$449
Sales and marketing	117	267	500	490
General and administrative	1,301	1,150	2,577	2,013
Total stock-based compensation expense	$1,655	$1,656	$3,527	$2,952
Stock-based compensation expense capitalized as part of internal-use software was immaterial for the three and six months ended June 30, 2025 and 2024, respectively.
12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and six months ended June 30, 2025 and 2024 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2025 and 2024, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.

13. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
			(in thousands)
Earnout Shares	15,000	15,000	15,000	15,000
Options and RSUs issued and outstanding	10,103	10,565	10,103	10,565
Warrants issued and outstanding	18,292	18,292	18,292	18,292
Shares related to acquisition indemnification holdback	—	51	—	51
Total	43,395	43,908	43,395	43,908
All unvested Earnout Shares are excluded from basic and diluted loss per share as such shares are contingently issuable only when the share price of the Company’s common stock exceeds specified thresholds, which had not been achieved as of June 30, 2025.
14. Subsequent Events
On July 8, 2025, the Company entered into the Third Amendment. For additional information regarding the Amendment, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report.
On July 14, 2025, the Company entered into and closed an Asset Purchase Agreement with MWI. Upon the terms and conditions described in the Asset Purchase Agreement, MWI purchased the Company’s software and business for veterinary e-prescriptions referred to as Furscription. As consideration for the transaction, MWI agreed to pay the Company $5,000,000 in cash, $500,000 of which (the “Holdback Funds”) was held back to satisfy any indemnification obligations of the Company under the Asset Purchase Agreement, with any remaining Holdback Funds that are not utilized to be paid to the Company 18 months after the Closing Date (as defined therein). The assets purchased by MWI include, but are not limited to: all contracts, software, equipment, computers, accounts receivable, employees and intellectual property of the Business. Pursuant to the Financing Agreement, the proceeds from the sale, net of $0.1 million permitted to be used for transaction bonuses under the Consent and Waiver and $1.0 million permitted to be retained by the Company under Second Consent and Waiver, were used to repay the Company's indebtedness to Retriever, its secured creditor.
On July 20, 2025, the Company and Retriever entered into the Second Consent and Waiver. Pursuant to the Second Consent and Waiver, among other things, Retriever consented to the retention by the Company of up to $1 million of the proceeds realized from the transactions under that certain Asset Purchase Agreement, dated as of July 14, 2025, between the Company and MWI, in lieu of using such funds as a mandatory principal reduction under the loans outstanding under the Financing Agreement. In addition, We Compare, Inc. and Furmacy, Inc. were joined as guarantors to the Financing Agreement as a condition of the Second Consent and Waiver, pursuant to a joinder agreement to the Financing Agreement.
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are being administered under the caption Wag! Group Co. (Case No. 25-11358). See Note 2, Significant Accounting Policies, and Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report for additional information.
On July 23, 2025, the Company received written notice (the “Delisting Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock and warrants would be delisted from the Nasdaq Capital Market. Accordingly, trading of the Company’s common stock was suspended from the Nasdaq Capital Market at the opening of business on July 30, 2025. Nasdaq further indicated that a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on the Nasdaq Stock Market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We strive to be the go-to platform for the modern U.S. pet household, offering solutions for service, product, and wellness needs. We provide a range of products and services, including the Wag! app, which offers access to 5-star dog walking, sitting, and one-on-one training; Petted, one of the nation’s largest pet insurance comparison marketplaces; Dog Food Advisor, one of the most visited and trusted pet food review platforms; WoofWoofTV, a multi-media company bringing pet content to over 18 million followers across social media; maxbone, a digital platform for modern pet essentials; and Furmacy, Inc., software to simplify pet prescriptions.
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
Bankruptcy Proceedings
On July 21, 2025, the Company and its subsidiaries filed a joint prepackaged plan of reorganization under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 proceedings are being administered under the caption Wag! Group Co. (Case No. 25-11358).
See the section titled “Liquidity and Capital Resources” below
Components of Our Results of Operations
The following is a summary of the principal line items comprising our operating results.
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

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(in thousands, except percentages)
Platform Participants (as of period end)	430	467	(37)	(7.9)%	430	467	(37)	(7.9)%
Revenues	$16,720	$18,651	(1,931)	(10.4)%	$31,885	$41,870	(9,985)	(23.8)%
Net loss	$(6,145)	$(2,251)	(3,894)	173.0%	$(11,035)	$(6,492)	(4,543)	70.0%
Net loss margin	(36.8)%	(12.1)%			(34.6)%	(15.5)%
Net cash used in operating activities	$(2,661)	$(2,189)	(472)	21.6%	$(1,254)	$(2,021)	767	(38.0)%
Adjusted EBITDA (loss)(1)	$(2,174)	$1,639	(3,813)	*	$(3,409)	$1,807	(5,216)	*
Adjusted EBITDA (loss) margin(1)	(13.0)%	8.8%			(10.7)%	4.3%

*    Comparisons between positive and negative numbers are not meaningful.
(1)Adjusted EBITDA (loss) and Adjusted EBITDA (loss) margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Adjusted EBITDA (loss) to net loss.
Platform Participants
A Platform Participant is defined as a Pet Parent or Pet Caregiver who transacted on the Wag! platform for a service in the quarter. Services include dog walking, sitting, boarding, drop-ins, training, premium telehealth services, products, wellness plans, and pet insurance plan comparison.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except percentages)
Net loss	$(6,145)	$(2,251)	$(11,035)	$(6,492)
Interest expense, net	1,482	1,522	2,637	3,255
Income taxes	60	82	19	81
Depreciation and amortization	751	580	1,395	1,158
Stock-based compensation	1,655	1,656	3,527	2,952
Severance costs	18	50	18	127
Loss on extinguishment of debt	—	—	—	726
Legal settlement	5	—	30	—
Adjusted EBITDA (loss)	$(2,174)	$1,639	$(3,409)	$1,807
Revenues	$16,720	$18,651	$31,885	$41,870
Adjusted EBITDA (loss) margin	(13.0)%	8.8%	(10.7)%	4.3%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(in thousands, except percentages)
Revenues	$16,720	$18,651	(1,931)	(10.4)%	$31,885	$41,870	(9,985)	(23.8)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,281	1,158	123	10.6%	2,722	2,728	(6)	(0.2)%
Platform operations and support	2,276	2,714	(438)	(16.1)%	4,797	5,674	(877)	(15.5)%
Sales and marketing	12,403	11,037	1,366	12.4%	22,780	26,692	(3,912)	(14.7)%
General and administrative	4,617	3,809	808	21.2%	8,575	8,048	527	6.5%
Depreciation and amortization	751	580	171	29.5%	1,395	1,158	237	20.5%
Total costs and expenses	21,328	19,298	2,030	10.5%	40,269	44,300	(4,031)	(9.1)%
Interest expense	1,578	1,597	(19)	(1.2)%	2,760	3,482	(722)	(20.7)%
Interest income	(96)	(75)	(21)	28.0%	(123)	(227)	104	(45.8)%
Loss on extinguishment of debt	—	—	—	—%	—	726	(726)	(100.0)%
Other income, net	(5)	—	(5)	100.0%	(5)	—	(5)	100.0%
Loss before income taxes	(6,085)	(2,169)	(3,916)	180.5%	(11,016)	(6,411)	(4,605)	71.8%
Income taxes	60	82	(22)	(26.8)%	19	81	(62)	(76.5)%
Net loss	$(6,145)	$(2,251)	(3,894)	173.0%	$(11,035)	$(6,492)	(4,543)	70.0%
Revenues
Revenues decreased by $1.9 million, or approximately 10.4%, from $18.7 million for the three months ended June 30, 2024 to $16.7 million for the three months ended June 30, 2025. The decrease was attributable to a $0.7 million decrease in Services revenue, a $0.5 million decrease in Wellness revenue, and a $0.7 million decrease in Pet Food & Treats revenue as a result of a 7.9% decrease in Platform Participants year-over-year and decreased revenue-per-action conversion activity.
Revenues decreased by $10.0 million, or approximately (23.8)%, from $41.9 million for the six months ended June 30, 2024 to $31.9 million for the six months ended June 30, 2025. The decrease was attributable to a $1.2 million decrease in Services revenue, a $7.1 million decrease in Wellness revenue, and a $1.7 million decrease in Pet Food & Treats revenue as a result of a 7.9% decrease in Platform Participants year-to-date over year-to-date and decreased revenue-per-action conversion activity.
Cost of Revenues, Exclusive of Depreciation and Amortization
Cost of revenues, exclusive of depreciation and amortization, increased by $0.1 million, or approximately 10.6%, from $1.2 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. The increase was primarily attributable to a increase in product costs related to certain pet insurance products, partially offset by a decrease in payment processing fees for Services revenue.
Cost of revenues, exclusive of depreciation and amortization was an immaterial decrease, or approximately 0.2%, from $2.7 million for the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025.

Platform Operations and Support
Platform operations and support expenses decreased by $0.4 million, or approximately 16.1%, from $2.7 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025. The decrease was primarily attributable to a $0.5 million decrease in personnel costs, partially offset by a $0.1 million increase in professional services.
Platform operations and support expenses decreased by $0.9 million, or approximately 15.5%, from $5.7 million for the six months ended June 30, 2024 to $4.8 million for the six months ended June 30, 2025. The decrease was primarily attributable to a $1.0 million decrease in personnel costs, $0.1 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.2 million increase in professional services.
Sales and Marketing
Sales and marketing expenses increased by $1.4 million, or approximately 12.4%, from $11.0 million for the three months ended June 30, 2024 to $12.4 million for the three months ended June 30, 2025. The increase was primarily attributable to a $2.1 million increase in investing in new and expanding existing partnerships related to our Wellness offerings, a $0.2 million increase in professional services, partially offset by a $0.9 million decrease in personnel costs.
Sales and marketing expenses decreased by $3.9 million, or approximately 14.7%, from $26.7 million for the six months ended June 30, 2024 to $22.8 million for the six months ended June 30, 2025. The decrease was primarily attributable to a $2.4 million decrease in investing in new and expanding existing partnerships related to our Wellness offerings, a $2.0 million decrease in personnel costs, a $0.1 million decrease in technology, facilities, and other allocated costs, partially offset by a $0.4 million increase in professional services.
General and Administrative
General and administrative expenses increased by $0.8 million, or approximately 21.2%, from $3.8 million for the three months ended June 30, 2024 to $4.6 million for the three months ended June 30, 2025. The increase was primarily attributable to a $0.9 million increase in professional services, a $0.1 million increase in technology, facilities, and other allocated costs, partially offset by a $0.2 million decrease in personnel costs.
General and administrative expenses increased by $0.6 million, or approximately 6.5%, from $8.0 million for the six months ended June 30, 2024 to $8.6 million for the six months ended June 30, 2025. The increase was primarily attributable to a $0.8 million increase in professional services, a $0.1 million increase in technology, facilities, and other allocated costs, partially offset by a $0.2 million decrease in business licenses, fees, and permits, and a $0.1 million decrease in personnel costs.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or approximately 29.5%, from $0.6 million for the three months ended June 30, 2024 to $0.8 million for the three months ended June 30, 2025. The increase was primarily attributable to the related amortization of capitalized software additions.
Depreciation and amortization expenses increased by $0.2 million, or approximately 20.5%, from $1.2 million for the six months ended June 30, 2024 to $1.4 million for the six months ended June 30, 2025. The increase was primarily attributable to the related amortization of capitalized software additions.

Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(in thousands, except percentages)
Interest expense	$1,578	$1,597	(19)	(1.2)%	$2,760	$3,482	(722)	(20.7)%
Interest income	(96)	(75)	(21)	28.0%	(123)	(227)	104	(45.8)%
Interest expense, net	$1,482	$1,522	(40)	(2.6)%	$2,637	$3,255	(618)	(19.0)%
Interest expense, net was an immaterial decrease, or approximately 2.6%, from $1.5 million for the three months ended June 30, 2024 to $1.5 million for the three months ended June 30, 2025.
Interest expense, net decreased by $0.6 million, or approximately 19.0%, from $3.2 million for the six months ended June 30, 2024 to $2.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in interest expense as a result of a decrease in the amount outstanding under the Financing Agreement.
Liquidity and Capital Resources
As further described in Note 7, Long-Term Debt, the Company obtained a $32 million senior secured term loan which has a maturity date of August 9, 2025. As of the balance sheet date, the Company has debt obligations of $19.6 million, of which $19.5 million and $0.1 million are related to the Financing Agreement (as defined below) and PPP Loan (as defined below), respectively. The Company has historically experienced operating losses. For the six months ended June 30, 2025, net loss was $11.0 million and net cash used by operating activities was $1.3 million. While the Company has paid down a portion of the debt under the Financing Agreement, including additional voluntary principal payments, the amount of the outstanding debt exceeds the Company’s cash balance.
The Company's Board of Directors announced in Q1 2025 that it was performing a review of strategic alternatives to identify opportunities to maximize value for shareholders, including potential investments, strategic partnerships, sale, merger, or other strategic transactions involving the Company or its assets. On July 14, 2025, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) to sell the Company’s prescription management and digital e-prescribing software, Furscription for an aggregate sale price of $5.0 million. Approximately $3.4 million of the proceeds were used to pay down the Financing Agreement to $16.3 million. The Company does not have sufficient cash on hand or available liquidity to repay the Company’s outstanding debt.
On July 21, 2025, (the “Petition Date”) the Company and its subsidiaries (collectively with the Company, the “Debtors”) filed a joint prepackaged plan of reorganization (the “Plan”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are being administered under the caption Wag! Group Co. (Case No. 25-11358) (the “Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on July 22, 2025, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course of business.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing the Financing Agreement and PPP Loan. Any efforts to enforce such payment obligations with respect to the Financing Agreement and PPP Loan are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

On the Petition Date, the Debtors entered into a restructuring support agreement that included a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “DIP LSA”) with Retriever LLC (“Retriever”) as lender (together with its successors and assigns, the “Lender”). Per the terms of the DIP LSA, the Lender will provide a senior secured super-priority debtor-in-possession term loan facility with an aggregate principal amount of up to $6.5 million (the “DIP Term Loan Facility”), with up to $4.0 million available on an interim basis. The DIP LSA includes a 1% commitment fee, and a 2% exit fee. Borrowings under the DIP Term Loan Facility would be senior secured obligations of the Debtors, secured by a super-priority lien on the collateral under the DIP Term Loan Facility, which includes substantially all of the Debtors’ assets, but subject to certain collateral priorities and other applicable loan and security documents. The DIP LSA contains various customary representations, warranties and covenants of the Debtors. The DIP Term Loan Facility has various maturity dates based on various triggering events. Loans under the DIP Term Loan Facility will accrue interest at a rate of 15% per annum. The DIP LSA contains various customary Events of Default (as defined therein). Upon the occurrence and during the continuation of an Event of Default, all obligations under the DIP Term Loan Facility will accrue interest at a rate of 18% per annum.
Subject to approval by the Bankruptcy Court, the Debtors have also agreed to enter into a financing agreement with the Lender on the Effective Date (as defined below), which will provide for up to $18.3 million aggregate principal amount of exit term loans, which loans will accrue interest at a rate of 15% per annum and 17% per annum on any overdue amounts (the “Exit Facility”). The Exit Facility will be comprised of $5.0 million in new notes issued in consideration for the restructuring of the (prepetition) Financing Agreement, conversion of $6.8 million of the DIP LSA, inclusive of accrued but unpaid interest, and $6.5 million additional term loan commitment.
Following the Effective Date Retriever will be issued 100% of the shares of common stock of the Company (“Reorganized Wag!”) and $5.0 million principal amount of term notes of Reorganized Wag!, and all existing equity interests (including, without limitation, warrants, shares of common stock, restricted stock units and options to purchase common stock) of the Company will be canceled.
Based on the Company’s evaluation of the circumstances described above, substantial doubt exists about the Company’s ability to continue as a going concern. The actions described in the Plan are subject to the approval of the Bankruptcy Court and are outside of the Company’s control. Therefore, the Company cannot assert that the Company’s plans will be effectively implemented within one year from the date the financial statements are issued and when implemented will alleviate the relevant conditions or events that raise substantial doubt. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s liquidity requirements, and the availability of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available to the Company under the Bankruptcy Code, if the Company’s future sources of liquidity are insufficient, the Company would face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should the Company be unable to continue as a going concern.
In addition to the foregoing, our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, our ability to grow our revenue and the impact of the factors described in Part II, Item 1A, Risk Factors, of this Quarterly Report and Part I, Item 1A, Risk Factors, of our 2024 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Net cash used in:
Operating activities	$(1,254)	$(2,021)
Investing activities	(603)	(988)
Financing activities	(1,104)	(6,080)
Net change in cash and cash equivalents	$(2,961)	$(9,089)
Changes in Cash Flows From Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $1.3 million, a decrease of $0.7 million from $2.0 million for the six months ended June 30, 2024. The decrease was primarily due to $5.0 million of favorable changes in operating assets and liabilities, partially offset by a $4.3 million increase in net loss excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $5.0 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable, accrued expenses and other current liabilities, and deferred revenue, partially offset by unfavorable changes in accounts receivable, prepaid expenses and other current assets, other assets, and operating lease liabilities. The $4.3 million increase in net loss excluding non-cash and reconciling items was primarily driven by lower revenue, partially offset by lower costs and expenses and favorable changes in non-cash and reconciling items including stock-based compensation, and loss on extinguishment of debt.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $0.6 million, a decrease of $0.4 million from $1.0 million for the six months ended June 30, 2024. The decrease was driven by a $0.3 million decrease in purchases of property and equipment and $0.1 million in net cash acquired from acquisitions.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $1.1 million, a decrease of $5.0 million from $6.1 million for the six months ended June 30, 2024. The decrease was primarily due to a $4.7 million additional repayment of debt related to prepayments of $5.5 million of the Financing Agreement during 2024 (See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report).
Paycheck Protection Program Loan
On August 5, 2020, the Company received loan proceeds of approximately $5.1 million from a financial institution pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, of which $3.5 million was subsequently forgiven. The PPP Loan matures on August 5, 2025 and bears interest at a fixed rate of 1.00%. Principal and interest payments are payable monthly, and as of June 30, 2025, the amount outstanding under the PPP Loan was $0.1 million.
For additional information regarding the PPP Loan, refer to Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report.
Blue Torch Financing and Warrant Agreement
On August 9, 2022, we entered into a financing agreement and warrant agreement with Blue Torch, pursuant to which, among other things, Blue Torch agreed to extend an approximately $32.2 million senior secured term loan. In April 2025, Blue Torch assigned its rights and obligations under the Financing Agreement to Retriever. The Financing Agreement is secured by a first priority security interest in substantially all assets of us and our subsidiaries.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2024 10-K, in connection with the audit of our financial statements for the fiscal year ended December 31, 2024, we identified the following material weaknesses, which still exist as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to insufficient resources needed to fully implement our internal control risk assessment process, evaluate the technical accounting aspects of certain material transactions and effectively design and implement certain process level controls. We also identified a material weakness regarding the risk assessment process related to information technology general controls and activities of service organizations, the design and implementation of logical access, segregation of duties and program change controls and certain process level controls related to information used in the execution of those controls that impact our financial reporting processes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the evaluation that occurred during our quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report, which is incorporated herein by reference.
Item 1A.    Risk Factors
We are supplementing the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2024 10-K to include the following risk factors, which should be read in conjunction with the other risk factors presented in our 2024 10-K.
RISKS RELATED TO THE RESTRUCTURING
We filed for reorganization under Chapter 11 on July 21, 2025 and we are subject to the risks and uncertainties associated with the Chapter 11 Cases. If the Plan is approved, all existing equity interests in the Company will be cancelled, and investors in our securities will lose the entire amounts of their investments.
We are currently operating as debtors-in-possession under Chapter 11 and our continuation as a going concern is contingent upon, among other things, the Bankruptcy Court’s approval of our Plan and our ability to consummate the Plan. So long as our Chapter 11 Cases continue, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Subject to approval by the Bankruptcy Court, Retriever will be issued 100% of the shares of common stock of the Company and $5.0 million principal amount of term notes, and all other equity interests (including, without limitation, warrants, shares of common stock, restricted stock units and options to purchase common stock) of the Company will be canceled and investors in our securities will lose the entire amounts of their investments.
Risks and uncertainties associated with our Chapter 11 Cases include the following:
•the Plan contemplates the cancellation of all existing equity interests in the Company, including without limitation, common stock and warrants to purchase common stock of the Company; recent trading prices for our securities do not reflect the pending cancellation of these securities pursuant to the Chapter 11 Cases;
•we may not be able to consummate the Plan or may be delayed in doing so;
•third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;
•we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases;
•the Bankruptcy Court may not agree with our objections to positions taken by other parties;
•we may be unable to generate sufficient cash flows or obtain sufficient financing to fund both operations and the costs of our Chapter 11 Cases;
•we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;
•we may not be able to continue to invest in our products and services, which could hurt our competitiveness; and
•we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our ability to compete and our relationship with our customers, as well as with our business partners, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact that the events that occur during these proceedings will have on our business, financial condition and results of operations cannot be predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.
As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

We expect our financial results to continue to be volatile until we are able to emerge from Chapter 11, as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.
Subject to approval by the Bankruptcy Court, our capital structure will be significantly altered under the Plan. To th extent fresh-start accounting rules apply to us, upon the effective date of the plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 protection would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of the Plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.
Our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases.
We face uncertainty regarding the adequacy of our liquidity and capital resources and, during our Chapter 11 Cases, have extremely limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. There are no assurances that cash on hand, cash flow from operations and cash from our existing debtor-in-possession financing will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from Chapter 11 protection.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the forthcoming order approving our debtor-in-possession financing entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to consummate the Plan or other alternative plans of reorganization or restructuring transactions, and (v) the cost, duration and outcome of the Chapter 11 Cases.
We may not have sufficient cash to fund our operations and our emergence costs.
Our cash flows from operations may not provide sufficient liquidity during the Chapter 11 Cases and exit financing or capital may not be sufficient to support our operations after emergence from Chapter 11 protection. Our operating cash flows and exit financing or capital may not be sufficient to pay our debt as it comes due, interest on our debt, emergence costs and other operating expenses.
Our ability to maintain adequate liquidity through and beyond the Chapter 11 Cases depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs will remain highly sensitive to changes in these factors after emergence from Chapter 11 protection.
A definitive financing agreement with Blue Torch Finance LLC, which has been assumed by Retriever LLC, is secured by substantially all of our assets and the assets of our subsidiaries, and an event of default has occurred. Retriever LLC may ultimately be able to foreclose on all or some of these assets which would materially harm our business, financial condition and results of operations.
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

The Financing Agreement is secured by substantially all of our assets and the assets of our subsidiaries (collectively, the “Credit Parties”), including the Credit Parties’ intellectual property and equity interests in the Credit Parties’ subsidiaries, subject to customary exceptions. Additionally, pursuant to the Financing Agreement, if the Credit Parties default on their payment or performance obligations in respect of the loan or fail to maintain certain levels of minimum revenue and minimum liquidity, Retriever LLC will be able to foreclose on all or some of the Credit Parties’ assets that are collateral for the Financing Agreement, which would materially harm the Credit Parties’ business, financial condition and results of operations and our securities could be rendered worthless. In addition, the Financing Agreement includes cross-default or cross-acceleration provisions that could result in the loan being accelerated and/or terminated if an event of default or acceleration of maturity occurs under our Paycheck Protection Program loan (the “PPP Loan”). Our obligations under the PPP Loan and the Financing Agreement, in the amount of $0.1 million and $19.5 million, respectively, mature and are due in full on August 5, 2025 and August 9, 2025, respectively.
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
Our securities have been delisted from trading on Nasdaq and have commenced trading on the Pink Open Market operated by the OTC Markets Group, Inc., which may adversely affect the flexibility of investors to resell their securities in the secondary market and our ability to access the capital markets could be negatively impacted.
On July 23, 2025, we received written notice from the Listing Qualifications Department of the Nasdaq notifying us that in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that our common stock and warrants would be delisted from the Nasdaq Capital Market. Accordingly, trading of our common stock was be suspended from the Nasdaq Capital Market at the opening of business on July 30, 2025. Nasdaq indicated that and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove our securities from listing and registration on the Nasdaq Stock Market. Nasdaq’s determination was based on: (i) our filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2025 and the associated public interest concerns raised by it; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about our ability to maintain compliance with Nasdaq’s continued listing requirements, including in particular our noncompliance with: (a) the minimum $1 bid price requirement under Nasdaq Listing Rule 5450(a)(1); (b) the minimum $50 million Market Value of Listed Securities requirement under Listing Rule 5450(b)(2)(A); and (c) the minimum Market Value of Publicly Held Shares of $15,000,000 requirement under Listing Rule 5450(b)(2)(C).
Following the suspension of trading on Nasdaq, our securities commenced trading on the Pink Open Market operated by the OTC Markets Group, Inc. (commonly referred to as the “pink sheets”).
The Pink Open Market is significantly more limited than Nasdaq, and quotation on the Pink Open Market will likely result in a less liquid market for existing and potential holders of our common stock and warrants to trade the common stock and warrants and could further depress the trading price of the common stock and warrants. We can provide no assurance that the common stock and warrants will continue to trade on this market or whether broker-dealers will continue to provide public quotes of our common stock and warrants on this market. Recent trading prices for our securities may not reflect the pending cancellation of these securities pursuant to the Chapter 11 Cases.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
The filing of the Chapter 11 Cases constitutes an event of default that accelerates obligations under the following debt documents:
•approximately $16.3 million of term loan borrowings (plus any accrued but unpaid interest in respect thereof) under the Financing Agreement; and
•approximately $40,000 of borrowings under the PPP Loan.

These debt documents provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder will be immediately due and payable. Any efforts to enforce such payment obligations under these debt documents are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of these debt documents are subject to the applicable provisions of the Bankruptcy Code.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.    Exhibits
(a)Exhibit Index:

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Wag! Group Co.	8-K	3.1	5/29/2024
3.2	Bylaws of Wag! Group Co.	8-K	3.2	8/15/2022
4.1	Warrant Agreement, dated as of August 30, 2021, by and between CHW and VStock Transfer LLC, as warrant agent	S-4	4.1	9/2/2021
4.2	Specimen Common Stock Certificate	S-1	4.2	9/14/2022
4.3	Specimen Warrant Certificate	S-1	4.3	9/14/2022
4.4	CHW Founders Stock Letter, dated as of February 2, 2022, by and among the Sponsor, Jonah Raskas, Mark Grundman and CHW	8-K	10.6	2/3/2022
4.5	Amended and Restated Registration Rights Agreement dated August 9, 2022, by and among Wag! Group Co. and the other signatories thereto	8-K	10.2	8/15/2022
4.6	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Corbin ERISA Opportunity Fund, Ltd.	8-K	10.3	2/3/2022
4.7	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Corbin Opportunity Fund, L.P.	8-K	10.4	2/3/2022
4.8	PIPE and Backstop Subscription Agreement, dated as of February 2, 2022, by and between CHW and Pinehurst Partners, L.P.	8-K	10.5	2/3/2022
10.1#	2014 Equity Plan of Wag Labs, Inc.	S-1	10.16	9/14/2022
10.2#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Installment Exercise) of Wag Labs, Inc.	S-1	10.17	9/14/2022
10.3#	Form of 2014 Equity Plan Stock Option Grant Notice and Agreement (Early Exercise) of Wag Labs, Inc.	S-1	10.18	9/14/2022
10.4#	Form of 2014 Equity Plan Restricted Stock Unit Grant Notice and Agreement of Wag Labs, Inc.	S-1	10.19	9/14/2022
10.5#	2020 Management Carve-out Bonus Plan of Wag Labs, Inc.	S-1	10.15	9/14/2022
10.6#	Wag! Group Co. 2022 Omnibus Incentive Plan	10-K	10.6	3/20/2024
10.7#	Wag! Group Co. 2022 Employee Stock Purchase Plan	10-K	10.7	3/20/2024
10.8#	Form of Restricted Stock Unit Grant Notice and Grant Agreement under the Wag! Group Co. 2022 Omnibus Incentive Plan	S-8	99.2	12/1/2022
10.9#	Form of Wag Labs, Inc. Executive Offer Letter	S-1	10.14	9/14/2022
10.10#	Form of Wag Labs, Inc. Earnout Letter	S-1	10.13	9/14/2022
10.11#	Form of Wag! Group Co. Director Offer Letter	S-1	10.12	9/14/2022
10.12†	Financing Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.6	8/15/2022
10.13†	Security Agreement, dated August 9, 2022, between Blue Torch Finance, LLC and Wag! Group Co. and the other parties signatories thereto	8-K	10.8	8/15/2022
10.14†	Warrant Agreement, dated August 9, 2022, between Blue Torch Capital LLC and Wag! Group Co.	8-K	10.7	8/15/2022
10.15	Underwriting Agreement dated July 17, 2024	8-K	1.1	7/17/2024
10.16	Amendment No.1 to Financing Agreement, by and between Wag! Group Co., Blue Torch Finance LLC, as Collateral Agent and Administrative Agent, and other parties thereto, dated April 4, 2025.	8-K	10.1	4/9/2025
10.17	Amendment No.3 to Financing Agreement, dated July 8, 2025.	8-K	10.1	7/8/2025
10.18	MWI - Furscription Asset Purchase Agreement.	8-K	10.1	7/15/2025
10.19	Second Consent and Waiver to the Financing Agreement, by and between Wag! Group Co. and Retriever, LLC, dated July 20, 2025.	8-K	10.1	7/21/2025
10.20	Joinder Agreement, by and among Wag! Group Co., Wag Labs, Inc., each other subsidiary of Wag! Group Co., We Compare, Inc., and Furmacy, Inc., Retriever LLC, and Alter Domus as collateral agent, dated July 20, 2025.	8-K	10.2	7/21/2025

10.21	Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, by and among Wag! Group Co., Wag Labs, Inc., Wag Wellness, LLC, Compare Pet Insurance Services, Inc., We Compare, Inc., Pawsome, LLC, Furmacy, Inc., as borrowers, and Retriever LLC, as lender.	8-K	10.3	7/21/2025
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 7, 2025

By:	/s/ ALEC DAVIDIAN
Alec Davidian
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2025